Form 10-K
period 2021-12-31
UNION PACIFIC CORP
filed 2022-02-04
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

68179

(Zip Code)

(402) 544-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock (Par Value $2.50 per share)	UNP	New York Stock Exchange

■	Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☑Yes   ☐ No

■	Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐Yes   ☑ No

■

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☑Yes   ☐ No

■

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☑Yes   ☐ No

■

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

■

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

■

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered accounting firm that prepared or issued its audit report.

 ☑

■	Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐Yes   ☑ No

■	As of June 30, 2021, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $142.0 billion.

The number of shares outstanding of the registrant’s Common Stock as of January 28, 2022, was 636,898,957.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 12, 2022, are incorporated by reference into Part III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year that this report relates pursuant to Regulation 14A.

UNION PACIFIC CORPORATION

February 4, 2022

Fellow Shareholders:

Union Pacific demonstrated again in 2021 that our team is “best in class” as we navigated challenges from the pandemic and numerous operational disruptions. The pandemic continued to impact our daily lives and disrupt supply chains in significant ways. Despite these wide-ranging impacts, the Union Pacific team achieved record financial results. In 2021, we are reporting earnings per share of $9.95, which is a 26% increase versus 2020. Total volumes increased 4% versus 2020, as our economy continued to recover from the pandemic impacts. Operating ratio was a record 57.2%, 270 basis points better than 2020’s 59.9% demonstrating continued focus on efficient operations. 2020 results were negatively impacted by a one-time $278 million non-cash impairment charge that reduced earnings per share by $0.31 and increased operating ratio by 140 basis points.

Safety is foundational to everything we do at Union Pacific. 2021 safety results did not meet our expectations. In 2022, we are continuing to engage external experts to help us get back on track to world class industrial safety performance. We are implementing more effective ways to coach, train, and root-cause analyze, all while building a stronger, deeper safety culture. Nothing is more important than making sure every employee returns home safely.

During 2021, we rolled out a new strategic plan we call, “Serve, Grow, Win, Together.” The essence of our strategy is unchanged; however, as our culture evolves, it’s imperative that we have a strategic plan that clearly defines our path to long-term sustainable growth.

Everything we do starts with Serve and the transportation products we provide our customers. Precision Scheduled Railroading (PSR) is the foundation for delivering customer-centered operational excellence and creating a more resilient and agile service product. In 2021, weather, wildfires, supply chain disruptions, and pandemic impacts to crew availability all impeded our ability to further improve our service product. Freight car velocity was down 8% versus 2020, lowering Trip Plan Compliance for both Intermodal and Manifest/Autos 8 points. Beyond reliable service, our customers want “greener” transportation options. Every carload of freight we take off the highway saves fuel, lowers emissions, and reduces highway congestion. We took steps toward our long-term emission reduction goals by achieving a best-ever fuel consumption rate, improving 1% versus 2020, helping our customers eliminate roughly 23 million metric tons of greenhouse gas emissions by choosing rail versus truck.

To support our service product, we continue to make significant investments in our infrastructure. In 2021, we invested approximately $3.0 billion, completing 15 siding extensions, opening pop-up intermodal terminals in the Twin Cities, MN, and West Colton, CA, modernizing 100 locomotives, and hardening our infrastructure. We also invested in energy management systems to reduce fuel consumption and the resulting carbon emissions.

These investments also underpin the next tenet of our strategy – Grow. We believe we have the best rail franchise in North America. By providing a quality service product, along with the lowest cost structure in the industry, we are well positioned to handle more business for new and existing customers. We see many opportunities to grow, whether by providing more services for our customers or by expanding our reach through new transload facilities or pop-up intermodal terminals. Improving the customer experience is critical and technology plays a key role. Our industry leading practices provide our customers with application programming interfaces (API), with over 50 services launched, we are integrating deeper into our customers’ systems and supply chains. And our team is winning in the marketplace! We welcomed new customers in 2021, are onboarding more in 2022, and already setting the stage for a great 2023 with a significant domestic intermodal win.

Successful execution of our plans to “Serve” and “Grow” leads to Win. For our shareholders, winning means generating best-in-industry cash returns. In 2021, we paid dividends of $2.8 billion, which included two 10% dividend increases during the year. In addition, we repurchased 33 million Union Pacific shares, decreasing our full-year average share count 3%. Combining dividends and share repurchases, Union Pacific returned $10.1 billion to our shareholders in 2021.

Our definition of “winning” extends to all UP’s stakeholders, which is the final piece of our strategy – Together. Our comprehensive approach to Environmental Social Governance (ESG) issues, “Building a Sustainable Future 2030”, is designed to address the evolving needs of our stakeholders. In 2021, we took major steps on our ESG journey, beginning with the July release of our 2018, 2019, and 2020 EEO-1 reports, providing increased transparency to our workforce demographics. And we continue to report quarterly progress towards our long-term diversity representation goals. Further, in December, we released our initial Climate Action Plan, laying out our plan to achieve our 2030 carbon emission reduction goals, approved in February by the Science Based Targets initiative (SBTi), and our commitment to Net Zero by 2050, the only U.S. rail to do so.

Every year can bring real challenges to our “outdoor factory”, although the last two years were unique. In response, the resiliency of the Union Pacific team has been on full display, and our employees have positioned our Company for even greater success in 2022. As we prepare to celebrate our 160th anniversary in 2022, we are focused on customer-centered operational excellence, growing with our customers, and winning together with all our stakeholders. The future is very bright for Union Pacific.

Chairman, President, and Chief Executive Officer

DIRECTORS AND SENIOR MANAGEMENT

BOARD OF DIRECTORS

Andrew H. Card, Jr.	Lance M. Fritz	Thomas F. McLarty III
Former White House	Chairman, President, and	Chairman
Chief of Staff	Chief Executive Officer	McLarty Associates
Board Committees: Compensation and Benefits, Corporate Governance	Union Pacific Corporation and Union Pacific Railroad Company	Board Committees: Finance (Chair), Corporate Governance and
and Nominating		Nominating
Deborah C. Hopkins
William J. DeLaney	Former Chief Executive Officer	Jose H. Villarreal
Former Chief Executive Officer	Citi Ventures and Former	Retired Advisor
Sysco Corporation	Chief Innovation Officer Citi	Akin, Gump, Strauss, Hauer, &
Board Committees: Audit,	Board Committees: Audit, Finance	Feld, LLP
Compensation and Benefits (Chair)		Board Committees: Compensation
	Jane H. Lute	and Benefits, Corporate Governance
David B. Dillon	Strategic Advisor	and Nominating
Former Chairman and CEO	SICPA, North America
The Kroger Company	Board Committees: Audit, Corporate	Christopher J. Williams
Board Committees: Audit (Chair),	Governance and Nominating	Chairman
Compensation and Benefits		Siebert Williams Shank & Co.
	Michael R. McCarthy	Board Committees: Audit, Finance
Sheri H. Edison	Chairman – McCarthy Group, LLC
Former Executive Vice President and	Co-Chairman – Bridges Trust Company
General Counsel Amcor plc	Lead Independent Director
Board Committees: Pending Assignment	Board Committees: Corporate
Governance and Nominating (Chair),
Finance

SENIOR MANAGEMENT*

Lance M. Fritz	Rahul Jalali	Craig V. Richardson
Chairman, President, and	Senior Vice President – Information	Executive Vice President, Chief Legal
Chief Executive Officer	Technologies and Chief Information	Officer, and Corporate Secretary
Officer
Prentiss W. Bolin, Jr.		Kenny G. Rocker
Vice President – External Relations	Michael V. Miller	Executive Vice President – Marketing
	Vice President and Treasurer	and Sales
Bryan L. Clark
Vice President – Tax	Scott D. Moore	Todd M. Rynaski
	Senior Vice President – Corporate	Vice President and Controller
Eric J. Gehringer	Relations and
Executive Vice President – Operations	Chief Administrative Officer	Elizabeth F. Whited
Executive Vice President –
Jennifer L. Hamann	Clark J. Ponthier	Sustainability and Strategy
Executive Vice President	Senior Vice President – Supply Chain
and Chief Financial Officer	and Continuous Improvement

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

STRATEGY

The Company’s growth strategy focuses on growing customer value through innovative supply chain solutions and aspiring to Serve, Grow, Win – Together.

Serve:  Driving operational excellence to create a safer, more reliable and efficient service product. Precision scheduled railroading (PSR) is the foundation for delivering customer-centered operational excellence by:

1.	Shifting the focus of operations from moving trains to moving cars.
2.	Minimizing car dwell, car classification events, and locomotive power requirements.
3.	Utilizing general-purpose trains by blending existing train service.
4.	Balancing train movements to improve the utilization of crews and rail assets.

We aim to move cars faster and reduce the number of times each car is touched, resulting in terminal consolidation opportunities, improved asset utilization, and fewer car classifications, which in turn leads to products getting to the market quicker and more reliably. The result is a better customer experience, which enables us to grow our market share.

Grow:  By harnessing the potential of the best rail franchise in the industry, we expect to generate growth in three ways – increasing profitable carloads that fit our network and transportation plan; providing more products and services to create value for our customers; and increasing the geographic reach of our franchise through innovative supply chain solutions.

Win:  Driving strong financial performance resulting in significant shareholder returns. Execution of our plans to both serve and grow, leads to higher revenues with improved margins and greater cash generation, creating long term enterprise value.

Together:  Engaging our four stakeholder groups – Communities, Customers, Employees, and Shareholders. Our comprehensive approach to Environmental Social Governance (ESG) issues, “Building a Sustainable Future 2030,” is designed to address the evolving needs of our stakeholders and is built on four areas of concentration – Investing in our Workforce, Driving Sustainable Solutions, Championing Environmental Stewardship, and Strengthening our Communities – to align with our stakeholder groups.

We believe that operational excellence and an engaged workforce with deep market knowledge and strong customer relationships will support best-in-class safety, a customer experience that drives growth, and shareholder returns.

As we work to transform our railroad into the safest, most reliable, and most efficient in North America, our values will continue guiding us. Our passion for performance will help us win; our high ethical standards will lead us to win in a way that supports all of our stakeholders; and our teamwork will make sure we win together.

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

Operations – UPRR is a Class I railroad operating in the U.S. We have 32,452 route miles, connecting Pacific Coast and Gulf Coast ports with the Midwest and eastern U.S. gateways and providing several corridors to key Mexican gateways. We serve the Western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders. In 2021, we generated freight revenues totaling $20.2 billion from the following three commodity groups:

2021 Freight Revenues

Bulk – The Company's Bulk shipments consist of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. In 2021, this group generated 33% of our freight revenues. We access most major grain markets, connecting the Midwest and Western U.S. producing areas to export terminals in the Pacific Northwest and Gulf Coast ports as well as Mexico. We also serve significant domestic markets, including grain processors, animal feeders, and ethanol producers in the Midwest and West. Fertilizer movements originate in the Gulf Coast region, Midwest, western U.S., and Canada (through interline access) for delivery to major agricultural users in those areas as well as abroad. The Railroad’s network supports the transportation of coal shipments to independent and regulated power companies and industrial facilities throughout the U.S. Through interchange gateways and ports, UPRR’s reach extends to eastern U.S. utilities as well as to Mexico and other international destinations. Coal traffic originating in the Powder River Basin (PRB) area of Wyoming is the largest portion of the Railroad’s coal business. Renewable shipments for customers committed to sustainability consist primarily of biomass exports and wind turbine components.

Industrial – Our extensive network facilitates the movement of numerous commodities between thousands of origin and destination points throughout North America. The Industrial group consists of several categories, including construction, industrial chemicals, plastics, forest products, specialized products (primarily waste, salt, and roofing), metals and ores, petroleum, liquid petroleum gases (LPG), soda ash, and sand. Transportation of these products accounted for 36% of our freight revenues in 2021. Commercial, residential, and governmental infrastructure investments drive shipments of steel, aggregates, cement, and wood products. Industrial and light manufacturing plants receive steel, nonferrous materials, minerals, and other raw materials.

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

Premium – In 2021, Premium shipments generated 31% of Union Pacific’s total freight revenues. Premium includes finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. International business consists of import and export traffic moving in 20 or 40-foot shipping containers, that mainly pass through West Coast ports, destined for one of the Company's many inland intermodal terminals. Domestic business includes container and trailer traffic picked up and delivered within North America for intermodal marketing companies (primarily shipper agents and logistics companies) as well as truckload carriers.

We are the largest automotive carrier west of the Mississippi River and operate or access 38 vehicle distribution centers. The Railroad’s extensive franchise serves five vehicle assembly plants and connects to West Coast ports, all six major Mexico gateways, and the Port of Houston to accommodate both import and export shipments. In addition to transporting finished vehicles, the Company provides expedited handling of automotive parts in both boxcars and intermodal containers destined for Mexico, the U.S., and Canada.

Seasonality – Some of the commodities we carry have peak shipping seasons, reflecting either or both the nature of the commodity (such as certain agricultural and food products that have specific growing and harvesting seasons) and the demand cycle for the commodity (such as intermodal traffic that generally peaks during the third quarter to meet back-to-school and holiday-related demand for consumer goods during the fourth quarter). The peak shipping seasons for these commodities can vary considerably each year depending upon various factors, including the strength of domestic and international economies and currencies; consumer demand; the strength of harvests, which can be adversely affected by severe weather; and market prices for agricultural products.

Proud & Engaged Workforce – Safety is a top priority at Union Pacific. We continue to improve technology, enhance processes, and foster a culture focused on operating safely, remaining focused on identifying and managing risks, and training our employees. Our success is measured by our personal injury rate (the number of reportable injuries for every 200,000 employee-hours worked), and our equipment incident rate (the number of reportable equipment incidents per million train miles). We provide both measures to the Federal Railroad Administration (FRA). Personal injuries are defined as on duty incidents or occupational illnesses that require employees to lose time away from work, modify their normal duties, or receive certain types of medical treatment. Equipment incidents are defined as any occurrence that causes damage to assets above the monetary reporting threshold regardless of ownership ($11,200 for 2021 and $11,300 for 2022).

Our goal is to have every employee return home safely every day. Our 2021 personal injury rate of 0.98 and equipment incident rate of 3.80 did not meet expectations and illustrates that we have work to do to achieve an incident-free environment. Our 2021 personal injury rate increased 9% and our equipment incident rate increased 7% versus 2020. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, of this report.)

We recruit and develop talented individuals dedicated to our mission of service and who are passionate about performing to the best of their abilities while working as one team. We value people from all backgrounds and walks of life, and we empower employees to launch and grow their career within the Company. As of December 31, 2021, the Company employed 32,124 employees.

We believe a diverse workforce provides access to the skills and character we need to foster innovative ideas and drive optimal business growth. Drawing on different experiences and expertise is critical for strategic decision-making, problem-solving, leadership development, and creativity.

Union Pacific’s commitment, today and for the future, is to further improve and strengthen performance through an inclusive workforce that reflects the diverse markets and communities we serve, where everyone is treated fairly, and differences are valued. To that end, Union Pacific established a goal to reach 40% people of color and 11% female representation in our workforce by 2030. As of December 31, 2021, workforce representation of people of color and females was approximately 31.3% and 5.3%, respectively.

Providing employees with meaningful work and fulfilling careers is important to us. We offer competitive compensation to our employees. We believe employees are more productive when their financial success is aligned with the Company's success. In May 2021, our shareholders approved our employee stock purchase plan (ESPP), allowing participants to receive a 40% Company match of up to 5% of their base compensation (limited to $15,000 annually) to purchase shares in the Company stock. Our Board of Directors evaluates our non-union compensation plans and reviews recommendations from the Compensation and Benefits Committee, while collective bargaining agreements govern compensation for our union employees. The median annual compensation for all employees employed as of December 31, 2021, was $81,179 (excluding the CEO).

Labor Agreements – Approximately 84% of our full-time employees are represented by 13 major rail unions. Pursuant to the Railway Labor Act (RLA), our collective bargaining agreements are subject to modification every five years. Existing agreements remain in effect until new agreements are ratified or until the RLA procedures are exhausted. The RLA procedures include mediation, potential arbitration, cooling-off periods, and the possibility of Presidential Emergency Boards and Congressional intervention. The current round of negotiations began on January 1, 2020, related to years 2020-2024, and all collective bargaining groups are currently in the mediation phase. Contract negotiations historically continue for an extended period of time, and work stoppages during negotiations are rare (see “Strikes or Work Stoppages Could Adversely Affect Our Operations” in the Risk Factors in Item 1A of this report).

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

UPRR Security Measures – We maintain a comprehensive security plan designed to both deter and respond to any potential or actual threats as they arise. The plan includes four levels of alert status, each with its own set of countermeasures. We employ our own police force, consisting of commissioned and highly-trained officers. The police are certified state law enforcement officers with investigative and arrest powers. The Union Pacific Police Department has achieved accreditation under the Commission on Accreditation for Law Enforcement Agencies, Inc. (CALEA) for complying with the highest law enforcement standards. Our employees undergo recurrent security and preparedness training as well as federally mandated hazardous materials and security training. We regularly review the sufficiency of our employee training programs. We maintain the capability to move critical operations to back-up facilities in different locations.

We operate an emergency response management center 24 hours a day. The center receives reports of emergencies, dangerous or potentially dangerous conditions, and other safety and security issues from our employees, the public, law enforcement, and other government officials. In cooperation with government officials, we monitor both threats and public events, and, as necessary, we may alter rail traffic flow at times of concern to minimize risk to communities and our operations. We comply with the hazardous materials routing rules and other requirements imposed by federal law. We design our operating plan to expedite the movement of hazardous material shipments to minimize the time rail cars remain idle at yards and terminals located in or near major population centers. Additionally, in compliance with Transportation Security Agency regulations, we deployed information systems and instructed employees in tracking and documenting the handoff of Rail Security Sensitive Materials with customers and interchange partners.

We established a number of our own innovative safety and security-oriented initiatives ranging from various investments in technology to The Officer on Train program, which provides local law enforcement officers with the opportunity to ride with train crews to enhance their understanding of railroad operations and risks. Our staff of information security professionals continually assess cybersecurity risks and implement mitigation programs that evolve with the changing technology threat environment. For example, we released critical patches to address the vulnerability in Log4J, a component widely used in our applications and found in commercial software. To date, we have not experienced any material disruption of our operations due to a cyber threat or attack directed at us.

Cooperation with Federal, State, and Local Government Agencies – We work closely on physical and cybersecurity initiatives with government agencies, including the U.S. Department of Transportation (DOT); the Department of Homeland Security (DHS), along with its Cybersecurity & Infrastructure Security Agency (CISA) and Transportation Security Administration (TSA); as well as local police departments, fire departments, and other first responders. In connection with new guidance from the TSA, effective January 1, 2022, we are required to report cyber incidents to CISA, perform a cyber vulnerability self-assessment and submit results to the TSA (by March 31, 2022), assemble and adopt a cyber incident response plan (by June 29, 2022), and appoint cybersecurity coordinators. In conjunction with the Association of American Railroads (AAR), we sponsor Ask Rail, a mobile application that provides first responders with secure links to electronic information, including commodity and emergency response information required by emergency personnel to respond to accidents and other situations. We also participate in the National Joint Terrorism Task Force, a multi-agency effort established by the U.S. Department of Justice and the Federal Bureau of Investigation to combat and prevent terrorism.

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

Sustainable Future – Union Pacific believes it is important that we act as environmental stewards, reducing emissions and supporting the transition to a more sustainable future. While we work to further reduce our environmental footprint, it is important to note that railroads already are one of the most fuel-efficient means of transportation. According to the Association of American Railroads (AAR), moving freight by rail instead of truck reduces greenhouse gas (GHG) emissions by up to 75%. Building on rail’s relative emissions benefits over other modes of transportation, we are taking additional actions to reduce our emissions. These actions are described in our initial Climate Action Plan, which we released in December 2021.

Competition – see “We Face Competition from Other Railroads and Other Transportation Providers” in the Risk Factors in Item 1A of this report.

Key Suppliers – see “We Are Dependent on Certain Key Suppliers of Locomotives and Rail” in the Risk Factors in Item 1A of this report.

Available Information – Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our current reports on Form 8-K; our proxy statements; Forms 3, 4, and 5, filed on behalf of our directors and certain executive officers; and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act). We provide these reports and statements as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. Additionally, our corporate governance materials, including By-Laws, Board Committee charters, governance guidelines and policies, and codes of conduct and ethics for directors, officers, and employees are available on our website. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the NYSE or as desirable to promote the effective and efficient governance of our Company. Any security holder wishing to receive, without charge, a copy of any of our SEC filings or corporate governance materials should send a written request to: Secretary, Union Pacific Corporation, 1400 Douglas Street, Omaha, NE 68179.

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

The operations of the Railroad are subject to the regulations of the FRA and other federal and state agencies as well as the regulatory jurisdiction of the Surface Transportation Board (STB). The STB has jurisdiction over rates charged on certain regulated rail traffic; common carrier service of regulated traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers. The STB continues its efforts to explore expanding rail regulation and is reviewing proposed rulemaking in various areas, including reciprocal switching, commodity exemptions, and expanding and easing procedures for smaller rate complaints. The STB also continues to explore changes to the methodology for determining railroad revenue adequacy and the possible uses of revenue adequacy in regulating railroad rates. The STB posts quarterly reports on rate reasonableness cases, maintains a database on service complaints, and has the authority to initiate investigations, among other things.

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

Environmental Regulation – We are subject to extensive federal and state environmental statutes and regulations pertaining to public health and the environment. The statutes and regulations are administered and monitored by the Environmental Protection Agency (EPA) and by various state environmental agencies. The primary laws affecting our operations are the Resource Conservation and Recovery Act, regulating the management and disposal of solid and hazardous wastes; the Comprehensive Environmental Response, Compensation, and Liability Act, regulating the cleanup of contaminated properties; the Clean Air Act, regulating air emissions; and the Clean Water Act, regulating wastewater discharges.

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates– Environmental, Item 7, and Note 17 to the Financial Statements and Supplementary Data, Item 8.

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

Strategic and Operational Risks

We Must Manage Fluctuating Demand for Our Services and Network Capacity – Significant reductions in demand for rail services with respect to one or more commodities or changes in consumer preferences that affect the businesses of our customers can lead to increased costs associated with resizing our operations, including higher unit operating costs and costs for the storage of locomotives, rail cars, and other equipment; work-force adjustments; and other related activities, which could have a material adverse effect on our results of operations, financial condition, and liquidity. If there is significant demand for our services that exceeds the designed capacity of our network, we may experience network difficulties, including congestion and reduced velocity, that could compromise the level of service we provide to our customers. This level of demand may also compound the impact of weather and weather-related events on our operations and velocity. Although we continue to improve our transportation plan, add capacity, improve operations at our yards and other facilities, and improve our ability to address surges in demand for any reason with adequate resources, we cannot be sure that these measures will fully or adequately address any service shortcomings resulting from demand exceeding our planned capacity. We may experience other operational or service difficulties related to network capacity, dramatic and unplanned fluctuations in our customers’ demand for rail service with respect to one or more commodities or operating regions, or other events that could negatively impact our operational efficiency, which could all have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We Rely on Technology and Technology Improvements in Our Business Operations – We rely on information technology in all aspects of our business, including technology systems operated by us or under control of third-parties. If we do not have sufficient capital or do not deploy sufficient capital in a timely manner to acquire, develop, or implement new technology or maintain or upgrade current systems, such as Positive Train Control (PTC) or the latest version of our transportation control systems, we may suffer a competitive disadvantage within the rail industry and with companies providing other modes of transportation service, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Are Subject to Cybersecurity Risks – We rely on information technology in all aspects of our business, including technology systems operated by us (whether created by us or purchased), under control of third-parties, or open-source software. Although we devote significant resources to protect our technology systems and proprietary data, we have experienced and will likely continue to experience varying degrees of cyber incidents in the normal course of business. There can be no assurance that the systems we have designed to prevent or limit the effects of cyber incidents or attacks will be sufficient to prevent or detect such incidents or attacks, or to avoid a material adverse impact on our systems after such incidents or attacks do occur. Furthermore, due to the rising numbers and increasing sophistication of cyber-attacks, an increasingly complex information technology supply chain, and the nature of zero-day exploits, we may be unable to anticipate or implement adequate preventative measures to prevent a security breach, including by ransomware, human error, or other cyber-attack methods, from materially disrupting our systems or the systems of third-parties. A successful cyber-attack may result in significant service interruption; safety failure; other operational difficulties; unauthorized access to (or the loss of access to) competitively sensitive, confidential, or other critical data or systems; loss of customers; financial losses; regulatory fines; and misuse or corruption of critical data and proprietary information, which could all have a material adverse impact on our results of operations, financial condition, and liquidity. We may experience security breaches that could remain undetected for an extended period and, therefore, have a greater impact on the services we offer. Additionally, we may be exposed to increased cybersecurity risk because we are a component of the critical U.S. infrastructure.

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

A Significant Portion of Our Revenue Involves Transportation of Commodities to and from International Markets – Although revenues from our operations are attributable to transportation services provided in the U.S., a significant portion of our revenues involves the transportation of commodities to and from international markets, including Mexico, Canada, and Southeast Asia, by various carriers and, at times, various modes of transportation. Significant and sustained interruptions of trade with Mexico, Canada, or countries in Southeast Asia, including China, could adversely affect customers and other entities that, directly or indirectly, purchase or rely on rail transportation services in the U.S. as part of their operations, and any such interruptions could have a material adverse effect on our results of operations, financial condition, and liquidity. Any one or more of the following could cause a significant and sustained interruption of trade with Mexico, Canada, or countries in Southeast Asia: (a) a deterioration of security for international trade and businesses; (b) the adverse impact of new laws, rules, and regulations or the interpretation of laws, rules, and regulations by government entities, courts, or regulatory bodies, including the United States-Mexico-Canada Agreement (USMCA) and a “Phase One” trade agreement with China; (c) actions of taxing authorities that affect our customers doing business in foreign countries; (d) any significant adverse economic developments, such as extended periods of high inflation, material disruptions in the banking sector or in the capital markets of these foreign countries, and significant changes in the valuation of the currencies of these foreign countries that could materially affect the cost or value of imports or exports; (e) shifts in patterns of international trade that adversely affect import and export markets; (f) a material reduction in foreign direct investment in these countries; and (g) public health crises, including the outbreak of pandemic or contagious disease, such as the coronavirus and its variant strains (COVID).

We Are Dependent on Certain Key Suppliers of Locomotives and Rail – Due to the capital-intensive nature and sophistication of locomotive equipment, parts, and maintenance, potential new suppliers face high barriers to entry. Therefore, if one of the domestic suppliers of high horsepower locomotives discontinues manufacturing locomotives, supplying parts, or providing maintenance for any reason, including bankruptcy or insolvency or the inability to manufacture locomotives that meet efficiency or regulatory emissions standards, we could experience significant cost increases and reduced availability of the locomotives that are necessary for our operations. Additionally, we utilize a limited number of steel producers that meet our specifications. Rail is critical to our operations for rail replacement programs, maintenance, and for adding additional network capacity, new rail and storage yards, and expansions of existing facilities. This industry similarly has high barriers to entry, and if one of these suppliers discontinues operations for any reason, including bankruptcy or insolvency, we could experience both significant cost increases for rail purchases and difficulty obtaining sufficient rail for maintenance and other projects. Changes to trade agreements or policies that result in increased tariffs on goods imported into the United States could also result in significant cost increases for rail purchases and difficulty obtaining sufficient rail.

Human Capital Risks

Strikes or Work Stoppages Could Adversely Affect Our Operations – The U.S. Class I railroads are party to collective bargaining agreements with various labor unions. The majority of our employees belong to labor unions and are subject to these agreements. Disputes over the terms of these agreements or our potential inability to negotiate acceptable contracts with these unions could result in, among other things, strikes, work stoppages, slowdowns, or lockouts, which could cause a significant disruption of our operations and have a material adverse effect on our results of operations, financial condition, and liquidity. Additionally, future national labor agreements, or renegotiation of labor agreements or provisions of labor agreements, could compromise our service reliability or significantly increase our costs for health care, wages, and other benefits, which could have a material adverse impact on our results of operations, financial condition, and liquidity. Labor disputes, work stoppages, slowdowns, or lockouts at loading/unloading facilities, ports, or other transport access points could compromise our service reliability and have a material adverse impact on our results of operations, financial condition, and liquidity. Labor disputes, work stoppages, slowdowns, or lockouts by employees of our customers or our suppliers could compromise our service reliability and have a material adverse impact on our results of operations, financial condition, and liquidity.

The Availability of Qualified Personnel Could Adversely Affect Our Operations – Changes in demographics, training requirements, and the availability of qualified personnel for us, our customers, and throughout the supply chain, including the effects on availability from pandemic illnesses or restrictions (including, for example, any potential effects from the coronavirus vaccine mandates), could negatively affect our ability to meet demand for rail service. Unpredictable increases in demand for rail services and a lack of network fluidity may exacerbate such risks, which could have a negative impact on our operational efficiency and otherwise have a material adverse effect on our results of operations, financial condition, and liquidity.

Legal and Regulatory Risks

We Are Subject to Significant Governmental Regulation – We are subject to governmental regulation by a significant number of federal, state, and local authorities covering a variety of health, safety, labor, environmental, economic (as discussed below), tax, and other matters. Many laws and regulations require us to obtain and maintain various licenses, permits, and other authorizations, and we cannot guarantee that we will continue to be able to do so. Our failure to comply with applicable laws and regulations could have a material adverse effect on us. Governments or regulators may change the legislative or regulatory frameworks that we operate in without providing us any recourse to address any adverse effects on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution, increasing the amount of our traffic subject to common carrier regulation, business relationships with other railroads, calculation of our cost of capital or other inputs relevant to computing our revenue adequacy, the prices we charge, changes in tax rates, enactment of new tax laws, and revision in tax regulations. Significant legislative activity in Congress or regulatory activity by the STB could expand regulation of railroad operations and pricing for rail services, which could reduce capital spending on our rail network, facilities, and equipment, and have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We Are Subject to Significant Environmental Laws and Regulations – Due to the nature of the railroad business, our operations are subject to extensive federal, state, and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; handling, storage, transportation, and disposal of waste and other materials; and hazardous material or petroleum releases. We generate and transport hazardous and non-hazardous waste in our operations. Environmental liability can extend to previously owned or operated properties, leased properties, properties owned by third-parties, as well as properties we currently own. Environmental liabilities have arisen and may also arise from claims asserted by adjacent landowners or other third-parties in toxic tort litigation. We have been and may be subject to allegations or findings that we have violated, or are strictly liable under, these laws or regulations. We currently have certain obligations at existing sites for investigation, remediation, and monitoring, and we likely will have obligations at other sites in the future. Liabilities for these obligations affect our estimate based on our experience and, as necessary, the advice and assistance of our consultants. However, actual costs may vary from our estimates due to any or all of several factors, including changes to environmental laws or interpretations of such laws, technological changes affecting investigations and remediation, the participation and financial viability of other parties responsible for any such liability, and the corrective action or change to corrective actions required to remediate any existing or future sites. We could incur significant costs as a result of any of the foregoing, and we may be required to incur significant expenses to investigate and remediate known, unknown, or future environmental contamination, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

Macroeconomic and Industry Risks

We Face Competition from Other Railroads and Other Transportation Providers – We face competition from other railroads, motor carriers, ships, barges, and pipelines. Our main railroad competitor is Burlington Northern Santa Fe LLC. Its primary subsidiary, BNSF Railway Company (BNSF), operates parallel routes in many of our main traffic corridors. In addition, we operate in corridors served by other railroads and motor carriers. Motor carrier competition exists for all three of our commodity groups (excluding most coal shipments). Because of the proximity of our routes to major inland and Gulf Coast waterways, barges can be particularly competitive, especially for grain and bulk commodities in certain areas where we operate. In addition to price competition, we face competition with respect to transit times, quality, and reliability of service from motor carriers and other railroads. Motor carriers in particular can have an advantage over railroads with respect to transit times and timeliness of service. However, railroads are much more fuel-efficient than trucks, which reduces the impact of transporting goods on the environment and public infrastructure, and we have been making efforts to convert truck traffic to rail. Additionally, we must build or acquire and maintain our rail system, while trucks, barges, and maritime operators are able to use public rights-of-way maintained by public entities. Any of the following could also affect the competitiveness of our transportation services for some or all of our commodities, which could have a material adverse effect on our results of operations, financial condition, and liquidity: (i) improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, such as autonomous or more fuel efficient trucks, (ii) legislation that eliminates or significantly increases the size or weight limitations applied to motor carriers, or (iii) legislation or regulatory changes that impose operating restrictions on railroads or that adversely affect the profitability of some or all railroad traffic. Many movements face product or geographic competition where our customers can use different products (e.g., natural gas instead of coal, sorghum instead of corn) or commodities from different locations (e.g., grain from states or countries that we do not serve, crude oil from different regions). Sourcing different commodities or different locations allows shippers to substitute different carriers and such competition may reduce our volume or constrain prices. Additionally, any future consolidation of the rail industry could materially affect our competitive environment.

We May Be Affected by Climate Change and Market or Regulatory Responses to Climate Change – Climate change, including the impact of global warming, could have a material adverse effect on our results of operations, financial condition, and liquidity. Restrictions, caps, taxes, or other controls on emissions of GHGs, including diesel exhaust, could significantly increase our operating costs. Restrictions on emissions could also affect our customers that (a) use commodities that we carry to produce energy, (b) use significant amounts of energy in producing or delivering the commodities we carry, or (c) manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy, emissions reductions, and GHG emissions could materially affect the markets for the commodities we carry and demand for our services, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity. Government incentives encouraging the use of alternative sources of energy also could affect certain of our customers and the markets for certain of the commodities we carry in an unpredictable manner that could alter our traffic patterns, including, for example, increasing royalties charged to producers of PRB coal by the U.S. Department of Interior and the impacts of ethanol incentives on farming and ethanol producers. We could face increased costs related to defending and resolving legal claims and other litigation related to climate change and the alleged impact of our operations on climate change. Violent weather caused by climate change, including earthquakes, hurricanes, fires, floods, extreme temperatures, avalanches, and significant precipitation could cause line outages and other interruptions to our infrastructure. Any of these factors, individually or in operation with one or more of the other factors, or other unforeseen impacts of climate change could reduce the amount of traffic we handle and have a material adverse effect on our results of operations, financial condition, and liquidity. While we work to implement our Climate Action Plan, our efforts to achieve emission reduction targets could significantly increase our operational costs and capital expenditures.

Our business, financial condition, and results of operations have been adversely affected, and in the future, could be materially adversely affected by pandemics or other public health crises – Our business, financial condition, and results of operations have been adversely affected by COVID. COVID has caused, and is expected to continue to cause, a global slowdown of economic activity (including the decrease in demand for a broad variety of goods), disruptions in global supply chains, and significant volatility and disruption of financial markets, resulting further in adverse effects on workforces, customers, and regional and local economies. Other future pandemics or public health crises may cause these same or similar consequences. Because the severity, magnitude, and duration of the COVID pandemic and its economic consequences are rapidly changing, and difficult to predict, the impact on our business and financial condition remains uncertain. The ultimate impact of the COVID pandemic on our results of operations and financial condition remains uncertain and depends on numerous evolving factors, which we may not be able to effectively respond to and are not entirely within our control. These factors also may be of importance for other pandemics or public health crises, including, but not limited to: governmental, business, and individuals’ actions that have been and continue to be taken in response to a global pandemic or other public health crises (including restrictions on travel and transport, workforce pressures, social distancing, and shelter-in-place orders); the effect of a pandemic or other public health crises on economic activity and actions taken in response; the effect on our customers and their demand for our services; the effect of a pandemic or other public health crises on the credit-worthiness of our customers; national or global supply chain challenges or disruption; facility closures; commodity cost volatility; general economic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery as the pandemic subsides as well as response to a potential reoccurrence. Further, a pandemic or other public health crises, and the volatile regional and global economic conditions stemming from such an event, could also precipitate and aggravate the other risk factors that we identify, which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability), and/or stock price. Additionally, a pandemic or other public health crises also may affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.

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

We Rely on Capital Markets – Due to the significant capital expenditures required to operate and maintain a safe and efficient railroad, we rely on the capital markets to provide some of our capital requirements. We utilize long-term debt instruments, bank financing, and commercial paper, and we pledge certain amount of our receivables as collateral for credit. Significant instability or disruptions of the capital markets, including the credit markets, or deterioration of our financial condition due to internal or external factors could restrict or prohibit our access to, and significantly increase the cost of, commercial paper and other financing sources, including bank credit facilities and the issuance of long-term debt, including corporate bonds. A significant deterioration of our financial condition could result in a reduction of our credit rating to below investment grade, which could restrict or, at certain credit levels below investment grade, may prohibit us from utilizing our current receivables securitization facility (Receivables Facility). This may also limit our access to external sources of capital and significantly increase the costs of short and long-term debt financing.

General Risk Factors

We Are Affected by General Economic Conditions – Prolonged, severe adverse domestic and global economic conditions or disruptions of financial and credit markets, including inflation, may affect the producers and consumers of the commodities we carry and may have a material adverse effect on our access to liquidity, results of operations, and financial condition.

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

TRACK

Our rail network includes 32,452 route miles. We own 26,124 miles and operate on the remainder pursuant to trackage rights or leases. The following table describes track miles at December 31, 2021 and 2020:

	2021	2020
Route	32,452	32,313
Other main line	7,093	7,097
Passing lines and turnouts	3,412	3,382
Switching and classification yard lines	8,887	9,001
Total miles	51,844	51,793

HEADQUARTERS BUILDING

We own our headquarters building in Omaha, Nebraska. The facility has 1.2 million square feet of space that can accommodate approximately 4,000 employees.

HARRIMAN DISPATCHING CENTER

The Harriman Dispatching Center (HDC), located in Omaha, Nebraska, is our primary dispatching facility. It is linked to regional dispatching and locomotive management facilities at various locations along our network. HDC employees coordinate moves of locomotives and trains, manage traffic and train crews on our network, and coordinate interchanges with other railroads. More than 500 employees currently work on-site in the facility. In the event of a disruption of operations at HDC due to a cyber-attack, flooding or severe weather, pandemic outbreak, or other event, we maintain the capability to conduct critical operations at back-up facilities in different locations.

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

Major Classification Yards	Major Intermodal Terminals
North Platte, Nebraska	Joliet (Global 4), Illinois
North Little Rock, Arkansas	Global II (Chicago), Illinois
Englewood (Houston), Texas	East Los Angeles, California
Livonia, Louisiana	Lathrop, California
West Colton, California	LATC (Los Angeles), California
Fort Worth, Texas	Mesquite, Texas
Houston, Texas	City of Industry, California
Roseville, California	ICTF (Los Angeles), California

RAIL EQUIPMENT

Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices, and facilities; and vehicles for maintenance, transportation of crews, and other activities. As of December 31, 2021, we owned or leased the following units of equipment:

				Average
Locomotives	Owned	Leased	Total	Age (yrs.)
Multiple purpose	6,204	1,038	7,242	22.5
Switching	158	-	158	41.4
Other	15	61	76	41.3
Total locomotives	6,377	1,099	7,476	N/A

				Average
Freight cars	Owned	Leased	Total	Age (yrs.)
Covered hoppers	12,992	7,996	20,988	22.4
Open hoppers	5,108	817	5,925	34.8
Gondolas	5,468	2,671	8,139	28.8
Boxcars	2,210	6,604	8,814	40.6
Refrigerated cars	1,974	2,081	4,055	22.6
Flat cars	2,260	1,139	3,399	32.3
Other	-	263	263	33.2
Total freight cars	30,012	21,571	51,583	N/A

				Average
Highway revenue equipment	Owned	Leased	Total	Age (yrs.)
Containers	48,962	1,856	50,818	10.5
Chassis	29,875	14,148	44,023	12.6
Total highway revenue equipment	78,837	16,004	94,841	N/A

We continuously assess our need for equipment to run an efficient and reliable network. Many factors cause us to adjust the size of our active fleets, including changes in carload volume, weather events, seasonality, customer preferences, and operational efficiency initiatives. As some of these factors are difficult to assess or can change rapidly, we maintain a surge fleet to remain agile. Without the surge fleet, our ability to react quickly is hindered as equipment suppliers are limited and lead times to acquire equipment are long and may be in excess of a year. We believe our locomotive and freight car fleets are appropriately sized to meet our current and future business requirements. These fleets serve as the most reliable and efficient equipment to facilitate growth without additional acquisitions. Locomotive and freight car in service utilization percentages for the year ended December 31, 2021, were 62% and 80%, respectively.

CAPITAL EXPENDITURES

Our rail network requires significant annual capital investments for replacement, improvement, and expansion. These investments enhance safety, support the transportation needs of our customers, improve our operational efficiency, and support emission reduction initiatives outlined in our Climate Action Plan. Additionally, we add new equipment to our fleet to replace older equipment and to support growth and customer demand.

2021 Capital Program – During 2021, our capital program totaled approximately $3.0 billion. (See the cash capital investments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7, of this report.)

2022 Capital Plan – In 2022, we expect our capital plan to be approximately $3.3 billion, up 10% from 2021. (See further discussion of our 2022 capital plan in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources, Item 7, of this report.)

OTHER

Equipment Encumbrances – Equipment with a carrying value of approximately $1.2 billion and $1.3 billion at December 31, 2021 and 2020, respectively, served as collateral for finance leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire or refinance such railroad equipment.

Environmental Matters – Certain of our properties are subject to federal, state, and local laws and regulations governing the protection of the environment. (See discussion within this report of environmental issues in Business – Governmental and Environmental Regulation, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Environmental, Item 7; and Note 17 to the Financial Statements and Supplementary Data, Item 8.)

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in this report in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Environmental, Item 7, and Note 17 to the Financial Statements and Supplementary Data, Item 8.

OTHER MATTERS

Antitrust Litigation – As we reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, 20 rail shippers (many of whom were represented by the same law firms) filed virtually identical antitrust lawsuits in various federal district courts against us and four other Class I railroads in the U.S. Currently, UPRR and three other Class I railroads are the named defendants in the lawsuits. The original plaintiff filed the first of these claims in the U.S. District Court in New Jersey on May 14, 2007. These suits alleged that the named railroads engaged in price-fixing by establishing common fuel surcharges for certain rail traffic.

On August 16, 2019, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) affirmed the decision of U.S. District Court for the District of Columbia (U.S. District Court) denying class certification (the Certification Denial). Only five plaintiffs remain in this multidistrict litigation (MDL) originally filed in 2007, which remains pending. They are proceeding on a consolidated basis in the U.S. District Court before the Honorable Paul L. Friedman (MDL I). Since the Certification Denial, approximately 111 lawsuits have been filed in federal court based on claims identical to those alleged in the class certification case. The Judicial Panel on Multidistrict Litigation consolidated these suits for pretrial proceedings in the U.S. District Court before the Honorable Beryl A. Howell (MDL II).

On February 19, 2021, the court denied our motion to exclude plaintiffs' alleged evidence of conspiracy under a federal statute designed to incent and protect railroad communications made to further interline service (i.e., where two railroads are in the route). In August 2021, the D.C. Circuit agreed to hear Defendants' appeal. Oral argument is scheduled for March 7, 2022. The appeal will address whether the interline evidence the plaintiffs intend to utilize to prove the alleged conspiracy is admissible either for purposes of summary judgment or at trial.

We also filed a motion for summary judgment on May 14, 2021, in the MDL I proceedings, and the briefing was completed in September 2021. On October 20, 2021, Judge Friedman issued an order stating that he will not consider the motions for summary judgment until after the D.C. Circuit appeal mentioned above is decided.

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow). Just as it did in the MDL proceedings, Union Pacific filed a motion for summary judgment on May 14, 2021, and the briefing was completed in September 2021. As stated above, the court issued an order that will not consider the motions for summary judgment until after the D.C. Circuit appeal mentioned above is decided.

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

Information About Our Executive Officers and Principal Executive Officers of Our Subsidiaries

The Board of Directors typically elects and designates our executive officers on an annual basis at the board meeting held in conjunction with the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor is there any arrangement or understanding between any officer and any other person pursuant to which the officer was selected. The following table sets forth certain information current as of February 4, 2022, relating to the executive officers.

			Business
			Experience During
Name	Position	Age	Past Five Years
Lance M. Fritz	Chairman, President, and Chief Executive Officer of UPC and the Railroad	59	Current Position
Jennifer L. Hamann	Executive Vice President and Chief Financial Officer of UPC and the Railroad	54	[1]
Craig V. Richardson	Executive Vice President, Chief Legal Officer, and Corporate Secretary of UPC and the Railroad	60	[2]
Kenny G. Rocker	Executive Vice President – Marketing and Sales of the Railroad	50	[3]
Todd M. Rynaski	Vice President and Controller of UPC and the Railroad	51	Current Position
Eric J. Gehringer	Executive Vice President – Operations of the Railroad	42	[4]
Elizabeth F. Whited	Executive Vice President – Sustainability and Strategy of UPC and the Railroad	56	[5]

[1]

Ms. Hamann was elected Executive Vice President and Chief Financial Officer of UPC and the Railroad effective January 1, 2020. She previously served as Senior Vice President – Finance (April 2019 – December 2019), Vice President – Planning & Analysis (October 2017 – March 2019), and Vice President & General Manager – Marketing and Sales – Autos team (February 2016 – September 2017).

[2]

Mr. Richardson was elected Executive Vice President, Chief Legal Officer, and Corporate Secretary of UPC and the Railroad effective December 8, 2020. He most recently served as Vice President – Commercial and Regulatory Law since 2015.

[3]

Mr. Rocker was elected Executive Vice President – Marketing and Sales of the Railroad effective August 15, 2018. Mr. Rocker previously served at the Railroad as Vice President – Marketing and Sales – Industrial team (October 2016 – August 2018).

[4]

Mr. Gehringer was elected Executive Vice President – Operations of the Railroad effective January 1, 2021. Mr. Gehringer previously served as Senior Vice President – Transportation (July 2020 – December 2020), Vice President – Mechanical and Engineering (January 2020 – July 2020), Vice President – Engineering (March 2018 – January 2020), and Assistant Vice President – Engineering (September 2016 – March 2018).

[5]

Ms. Whited was elected Executive Vice President – Sustainability and Strategy of UPC and the Railroad effective February 3, 2022. She previously served as Executive Vice President and Chief Human Resources Officer (August 2018 – February 2022) and Executive Vice President and Chief Marketing Officer (December 2016 – August 2018).

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the New York Stock Exchange (NYSE) under the symbol “UNP”.

At January 28, 2022, there were 636,898,957 shares of common stock outstanding and 29,397 common shareholders of record. On that date, the closing price of the common stock on the NYSE was $245.93. We paid dividends to our common shareholders during each of the past 122 years.

Comparison Over One- and Three-Year Periods – The following table presents the cumulative total shareholder returns, assuming reinvestment of dividends, over one- and three-year periods for the Corporation (UNP), a peer group index (comprised of CSX Corporation and Norfolk Southern Corporation), the Dow Jones Transportation Index (DJ Trans), and the Standard & Poor’s 500 Stock Index (S&P 500).

Period	UNP	Peer Group	DJ Trans	S&P 500
1 Year (2021)	23.3%	26.4%	33.2%	28.7%
3 Year (2019 - 2021)	94.0	98.7	87.6	100.3

Five-Year Performance Comparison – The following graph provides an indicator of cumulative total shareholder returns for the Corporation as compared to the peer group index (described above), the DJ Trans, and the S&P 500. The graph assumes that $100 was invested in the common stock of Union Pacific Corporation and each index on December 31, 2016, and that all dividends were reinvested. The information below is historical in nature and is not necessarily indicative of future performance.

Purchases of Equity Securities – During 2021, we repurchased 33,760,492 shares of our common stock at an average price of $218.36. The following table presents common stock repurchases during each month for the fourth quarter of 2021:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares Remaining Under the Plan or Program [b]
Oct. 1 through Oct. 31	2,418,989	$220.04	2,344,253	81,178,648
Nov. 1 through Nov. 30	1,479,605	240.95	1,432,039	79,746,609
Dec. 1 through Dec. 31	2,064,394	245.00	2,061,259	77,685,350
Total	5,962,988	$233.87	5,837,551	N/A

[a]

Total number of shares purchased during the quarter includes approximately 125,437 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022, replacing our previous repurchase program. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and applicable notes to the Financial Statements and Supplementary Data, Item 8, and other information in this report, including Risk Factors set forth in Item 1A and Critical Accounting Estimates and Cautionary Information at the end of this Item 7. The following section generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable business segment. Although revenue is analyzed by commodity, we analyze the net financial results of the Railroad as one segment due to the integrated nature of the rail network.

EXECUTIVE SUMMARY

2021 Results

●

Coronavirus Pandemic – Our results during 2021 continued to be impacted by the effects of COVID. Most notably were supply chain issues in the automotive industry due to semiconductor chip shortages and congestion in several parts of the intermodal supply chain. The impact of the semiconductor chip shortage is masked in our year-over-year financial comparison for 2021 and 2020 as the second quarter of 2020 saw a temporary suspension of automotive production due to the pandemic. Excluding the second quarter, automotive shipments were down 14% year-over-year. The pandemic also upended the intermodal supply chain as demand for consumer goods remained high. The elevated demand adversely affected the ports, chassis availability, truck driver supply, and warehouse receiving capacity. These disruptions limited our revenue growth by slowing asset turns and increasing costs through lower freight car velocity and multiple container handlings that impeded our operating efficiency. Rail carloadings also were impacted as adjustments made to compensate for constrained inland drayage and warehouse capacity shifted traffic patterns, driving declines in international intermodal shipments. Demand in other markets increased as the economy recovered.

On October 11, 2021, the Company announced that it is complying with the Presidential Executive Order 14042 (EO) that mandates employees of federal contractors and subcontractors be fully vaccinated against COVID, unless employees are legally entitled to an accommodation. A federal district court issued a nationwide injunction against the vaccine mandate in the EO. The company is complying with the injunction while continuing to encourage employees to get their vaccinations.

Full implementation and enforcement of the COVID vaccine mandate may affect workforce availability ranging from, among other things, absences to obtain vaccination, recovery from any side-effects, resignations from unwillingness to comply with the mandate, and/or organized work stoppages from any of our organized union labor workforce. After receiving communications from three of our unions objecting to the vaccination requirement, we filed lawsuits on October 15, 2021, to prevent any disruption to the national rail network. We seek to resolve any vaccination dispute through the various dispute resolution procedures outlined in the Railway Labor Act. These lawsuits have been stayed pending a final disposition of the enforceability of the EO by the court.

●

Safety – The health and wellbeing of our employees was a focal point in 2021 as we navigated the continuously changing environment due to COVID. We have and are continuing to adapt to protect the safety of our employees, our customers, and the communities we serve. Safety procedures and policies continue to be refined based on Centers for Disease Control and Prevention (CDC) guidelines.

In this ever-changing environment, we remain intently focused on reducing risk and eliminating incidents for our employees, our customers, and the public. We continued to use Total Safety Culture, Courage to Care, COMMIT (Coaching, Observing, Mentoring, and Motivating with Integrity and Trust), and Peer to Peer throughout our operations to enhance employee safety and engagement. Throughout the year, we worked to implement a physics engine and proprietary software to evaluate train and route characteristics to enable proactive intervention to prevent derailments. Despite these efforts, our safety results deteriorated year-over-year. Our reportable personal injury incidents rate per 200,000 employee-hours of 0.98 increased 9% from 2020 and our reportable equipment incident rate per million train miles increased 7%. In the second half of 2021, we engaged a third-party expert to evaluate the effectiveness of our safety programs and received recommendations for improvement, which we will implement in 2022.

●

Network Operations – We faced many operational challenges throughout 2021, including Winter Storm Uri, global supply chain disruptions, wildfires, bridge outages, mudslides, and hurricanes. These challenges required adjustments to our transportation plans and impacted overall fluidity of the network. As a result, many of our operating metrics deteriorated year-over-year. Freight car velocity decreased due to increased terminal dwell and higher operating car inventory levels, which drove lower trip plan compliance. To assist with improving network fluidity we are maintaining higher crew and locomotive resources in the short-term. Once the network is balanced and service is restored, we will adjust our resources to the current volume levels. Additional details on these metrics are discussed in Other Operating/Performance and Financial Statistics of this Item 7.

●

Freight Revenues – Our freight revenues increased 11% year-over-year to $20.2 billion driven by a 4% increase in volume, higher fuel surcharge revenue, core pricing gains, and positive mix of traffic (for example, a relative increase in industrial shipments, which have a higher average revenue per car (ARC)). Volume increased in every key market segment compared to 2020 due to the recovery from the depressed economy brought on by the COVID pandemic in 2020. While the markets rebounded from 2020, our 2021 volume levels were 4% below 2019 pre-pandemic levels.

●

Financial Results – In 2021, we generated operating income of $9.3 billion, 19% above 2020, as we recovered from the impacts of COVID. In addition, 2020 included a non-cash impairment charge of $278 million related to our Brazos yard investment. Higher fuel prices, increased volume-related costs, inflation, and costs associated with Winter Storm Uri and the wildfires in California drove operating expenses up 7% from 2020. Revenue from the additional volume and traffic mix, higher fuel surcharge revenue, improved pricing, productivity initiatives, and intermodal accessorial charges more than offset the increased expenses, producing an all-time record 57.2% operating ratio, improving 2.7 points from 2020. Net income of $6.5 billion translated into earnings of $9.95 per diluted share, up 26% from 2020.

●

Fuel Prices – Our average price of diesel fuel in 2021 was $2.23 per gallon, an increase of 49% from 2020. The higher price resulted in higher operating expenses of $668 million (excluding any impact from year-over-year volume increases). Gross ton-miles increased 6% driving higher fuel expense. Partially offsetting this increase was a 1% improvement to a record low fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles.

●

Liquidity – We are continually evaluating our financial condition and liquidity. On December 31, 2021, we had $960 million of cash and cash equivalents. Despite the challenging year, we generated $9.0 billion of cash from operating activities, yielding free cash flow of $3.5 billion after reductions of $2.7 billion for cash used in investing activities and $2.8 billion in dividends. We repurchased $7.3 billion of our shares. We have been, and we expect to continue to be, in compliance with our debt covenants. We have $2.0 billion of credit available under our revolving credit facility and up to $500 million undrawn on our Receivables Facility. As of December 31, 2021, none of the revolving credit facility was drawn. Additional details are discussed in Liquidity and Capital Resources of this Item 7.

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

Millions	2021	2020	2019
Cash provided by operating activities	$9,032	$8,540	$8,609
Cash used in investing activities	(2,709)	(2,676)	(3,435)
Dividends paid	(2,800)	(2,626)	(2,598)
Free cash flow	$3,523	$3,238	$2,576

2022 Outlook

●

Safety – Operating a safe railroad benefits all our constituents: our employees, customers, shareholders, and the communities we serve. We will continue using a multi-faceted approach to safety utilizing technology, risk assessments, training, employee engagement, quality control, and targeted capital investments. As mentioned previously, our initiatives will be informed by recommendations identified in the third-party assessment of the effectiveness of our safety program. Consistent with these recommendations, we will continually evaluate and adjust deployment of Total Safety Culture, Courage to Care, COMMIT, and Peer to Peer throughout our operations, which allows us to identify and implement best practices for employee and operational safety. In addition, our Operating Practices Command Center will continue the implementation of our predictive technology and reduce variability by identifying causes of mainline service interruptions and develop solutions, in addition to, assisting employees with understanding policies, procedures, and best practices for handling trains. We will continue our efforts to utilize data to identify and mitigate risk, detect rail defects, improve or close crossings, and educate the public and law enforcement agencies about crossing safety through a combination of our own programs (including risk assessment strategies), industry programs, and local community activities across the network. We also are dedicated to maintaining a healthy workplace and continue monitoring the COVID case levels, modifying our policies as needed to protect employees and minimize the risk of workplace transmission.

●

Network Operations – In 2022, we will continue transforming our railroad to increase reliability of our service product, reduce variability in network operations, and improve resource utilization. Further train length initiatives allow us to efficiently add incremental volume growth to our existing train network. We will continue to make capital investments to improve operational performance and efficiency. A more efficient network requires fewer locomotives, freight cars, and other resources.

●	Financial Expectations – We expect volume to outpace industrial production in 2022 as the results of our business development efforts are bringing new customers to our railroad. In the current environment, we expect continued margin improvement driven by pricing in excess of inflation and ongoing efficiency initiatives, better leveraging our resources and improving our service product. We expect to generate strong cash flow from operating activities allowing us to continue our industry leading dividend payout ratio and strong share repurchase programs. Economic uncertainties remain in 2022 as COVID impacts linger and could have a material impact on our 2022 financial and operating results. Regardless of external factors, we will focus on efficiently managing operations; seeking new business opportunities; protecting our employees, customers, and communities; and providing excellent service to our customers.

●

Market Conditions – While current forecasts for industrial production indicate continued economic growth, we expect uncertainties with COVID and the economy to continue in 2022. How governments and consumers react to the resurgence, mutation of the virus, and vaccine mandates could result in or contribute to customer disruptions, an elongated recovery period, constrained workforce availability, or a general economic downturn from current levels. Disruptions in our customers’ supply chains caused by the pandemic or other factors may continue to impact our shipments. In addition, other factors such as changes in monetary policy may affect economic activity and demand for rail transportation; natural gas prices, weather conditions, and demand for other energy sources may impact the coal market; crude oil price spreads may drive demand for petroleum products and drilling materials; available truck capacity could impact our intermodal business; and international trade agreements could promote or hinder trade.

●

Fuel Prices – Projections for crude oil and natural gas continue to fluctuate in the current environment. We again could see volatile fuel prices during the year, as they are sensitive to global and U.S. domestic demand, refining capacity, geopolitical events, weather conditions, and other factors. As prices fluctuate, there will be a timing impact on earnings, as our fuel surcharge programs trail increases or decreases in fuel price by approximately two months.

Significant changes in fuel prices could have an impact on consumer discretionary spending, impacting demand for various consumer products we transport. Alternatively, those changes could have an inverse impact on commodities such as coal, petroleum products, and domestic drilling-related shipments.

●

Capital Plan – In 2022, we expect our capital plan to be approximately $3.3 billion, up 10% from 2021 as we make investments to support our growth strategy. We will continue to harden our infrastructure, replace older assets, and improve the safety and resilience of the network. In addition, the plan includes targeted freight car acquisitions, investments in growth-related projects to drive more carloads to the network, certain ramps to efficiently handle volumes from new and existing intermodal customers, continuous modernization of our locomotive fleet, and projects intended to improve operational efficiency. The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments. (See further discussion in this Item 7 under Liquidity and Capital Resources – Capital Plan.)

RESULTS OF OPERATIONS

Operating Revenues

				% Change	% Change
Millions	2021	2020	2019	2021 v 2020	2020 v 2019
Freight revenues	$20,244	$18,251	$20,243	11%	(10)%
Other subsidiary revenues	741	743	880	-	(16)
Accessorial revenues	752	473	514	59	(8)
Other	67	66	71	2	(7)
Total	$21,804	$19,533	$21,708	12%	(10)%

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

Other subsidiary revenues (primarily logistics and commuter rail operations) are generally recognized over time as shipments move from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Accessorial revenues are recognized at a point in time as performance obligations are satisfied.

Our freight revenues increased 11% year-over-year to $20.2 billion driven by a 4% increase in volume, higher fuel surcharge revenue, core pricing gains, and positive mix of traffic (for example, a relative increase in industrial shipments, which have a higher ARC). Volume increased in every key market segment compared to 2020 due to the recovery from the depressed economy brought on by the COVID pandemic in 2020. While the markets have rebounded from 2020, our 2021 volume levels are 4% below 2019 pre-pandemic levels.

Our fuel surcharge programs generated freight revenues of $1.7 billion and $1.0 billion in 2021 and 2020, respectively. Fuel surcharge revenue in 2021 increased $0.7 billion as a result of a 49% increase in fuel price and a 4% increase in carloadings, partially offset by the lag impact on fuel surcharge (it can generally take up to two months for changing fuel prices to affect fuel surcharges recoveries).

In 2021, other subsidiary revenues were flat with 2020 as the semiconductor shortage negatively impacting 2021 automotive production offset the recovery from other COVID related declines in 2020. Accessorial revenue increased in 2021 compared to 2020 driven by increased intermodal accessorial charges tied to global supply chain disruptions. Other revenue was essentially flat year-over-year.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues				% Change	% Change
Millions	2021	2020	2019	2021 v 2020	2020 v 2019
Grain & grain products	$3,181	$2,829	$2,776	12%	2%
Fertilizer	697	660	653	6	1
Food & refrigerated	998	937	1,008	7	(7)
Coal & renewables	1,780	1,534	2,092	16	(27)
Bulk	6,656	5,960	6,529	12	(9)
Industrial chemicals & plastics	1,943	1,845	1,885	5	(2)
Metals & minerals	1,811	1,580	2,042	15	(23)
Forest products	1,357	1,160	1,160	17	-
Energy & specialized markets	2,212	2,037	2,385	9	(15)
Industrial	7,323	6,622	7,472	11	(11)
Automotive	1,761	1,680	2,123	5	(21)
Intermodal	4,504	3,989	4,119	13	(3)
Premium	6,265	5,669	6,242	11	(9)
Total	$20,244	$18,251	$20,243	11%	(10)%

Revenue Carloads				% Change	% Change
Thousands	2021	2020	2019	2021 v 2020	2020 v 2019
Grain & grain products	805	745	708	8%	5%
Fertilizer	201	193	190	4	2
Food & refrigerated	189	185	192	2	(4)
Coal & renewables	819	797	997	3	(20)
Bulk	2,014	1,920	2,087	5	(8)
Industrial chemicals & plastics	606	587	611	3	(4)
Metals & minerals	697	646	744	8	(13)
Forest products	250	220	220	14	-
Energy & specialized markets	559	539	624	4	(14)
Industrial	2,112	1,992	2,199	6	(9)
Automotive	701	692	858	1	(19)
Intermodal [a]	3,211	3,149	3,202	2	(2)
Premium	3,912	3,841	4,060	2	(5)
Total	8,038	7,753	8,346	4%	(7)%

				% Change	% Change
Average Revenue per Car	2021	2020	2019	2021 v 2020	2020 v 2019
Grain & grain products	$3,953	$3,797	$3,919	4%	(3)%
Fertilizer	3,470	3,427	3,448	1	(1)
Food & refrigerated	5,279	5,047	5,241	5	(4)
Coal & renewables	2,173	1,926	2,098	13	(8)
Bulk	3,305	3,104	3,128	6	(1)
Industrial chemicals & plastics	3,207	3,144	3,087	2	2
Metals & minerals	2,598	2,445	2,745	6	(11)
Forest products	5,424	5,269	5,264	3	-
Energy & specialized markets	3,956	3,780	3,821	5	(1)
Industrial	3,467	3,324	3,398	4	(2)
Automotive	2,511	2,427	2,474	3	(2)
Intermodal [a]	1,403	1,267	1,286	11	(1)
Premium	1,601	1,476	1,538	8	(4)
Average	$2,519	$2,354	$2,425	7%	(3)%

[a]	For intermodal shipments, each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated goods, and coal and renewables. Freight revenues from bulk shipments increased in 2021 compared to 2020 due to a 5% volume increase, core pricing gains, higher fuel surcharge revenue, and positive business mix. Despite weather disruptions in the first quarter of 2021, volume increased with strong demand for grain in the first half of the year and coal in the second half, due to higher natural gas prices. In addition, strength in the export potash market and recovery from the COVID pandemic that negatively impacted production of imported beer, food products, and the demand for ethanol and related products in 2020 contributed to additional increases in volume.

2021 Bulk Carloads

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments increased in 2021 versus 2020 due a 6% increase in volume, core pricing gains, higher fuel surcharge, and positive mix of traffic. Strength from the pandemic recovery overcame the first quarter 2021 losses caused by Winter Storm Uri disruptions in the Gulf Coast, which impacted the industrial chemicals and plastics and metals and minerals industries. Additionally, forest product shipments increased due to higher demand for cardboard boxes and lumber.

2021 Industrial Carloads
Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Freight revenues from premium shipments increased 11% in 2021 compared to 2020, despite the weather disruptions in the first quarter of 2021, driven by higher fuel surcharges, core pricing gains, and a 2% volume increase. Automotive shipments of 173 thousand carloads in the second quarter of 2021 were more than double the 79 thousand carloads in the same period in 2020 as North American manufacturing plants suspended production due to the pandemic in that year. This recovery masked the impact to automotive shipments in 2021 due to the on-going shortage of semiconductors. Excluding the second quarter, automotive shipments are down 14% year-over-year. The pandemic also upended the intermodal supply chain as demand for consumer goods remained high. This high demand strained port capacity, chassis availability, truck driver supply, and warehouse receiving capacity. Despite the global supply chain disruptions, intermodal shipments increased 2% in 2021 due to improving economic conditions, inventory restocking, contract wins, and continued strength of e-commerce and parcel shipments.	2021 Premium Carloads

Mexico Business – Each of our commodity groups includes revenue from shipments to and from Mexico. Revenue from Mexico business was $2.4 billion in 2021, up 13% compared to 2020, driven by a 3% increase in volume and higher fuel surcharge revenue, core pricing gains, and positive mix of traffic. The volume increase was driven by the recovery from the 2020 pandemic and an increase in petroleum and grain shipments, partially offset by the impact of the global supply chain disruptions on intermodal shipments and the semiconductor shortage in the automotive industry.

Operating Expenses

				% Change	% Change
Millions	2021	2020	2019	2021 v 2020	2020 v 2019
Compensation and benefits	$4,158	$3,993	$4,533	4%	(12)%
Depreciation	2,208	2,210	2,216	-	-
Fuel	2,049	1,314	2,107	56	(38)
Purchased services and materials	2,016	1,962	2,254	3	(13)
Equipment and other rents	859	875	984	(2)	(11)
Other	1,176	1,345	1,060	(13)	27
Total	$12,466	$11,699	$13,154	7%	(11)%

Operating expenses increased $767 million in 2021 compared to 2020 driven by higher fuel prices, volume-related costs, inflation, higher casualty costs, 2020 management actions, weather and wildfire-related expenses, incentive compensation, and higher state and local taxes. Partially offsetting these increases compared to 2020 include a $278 million impairment charge in 2020, productivity initiatives, a one-time bonus payment for agreement employees in 2020, and lower severance costs. Full year results of 2021 and 2020 both include a reduction of expense for weather and wildfire-related insurance reimbursements, $6 million and $25 million, respectively.

2021 Operating Expenses

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. In 2021, expenses increased 4% compared to 2020, due to volume related costs, inflation, 2020 management actions responding to the sharp decline in volume (temporary unpaid leave, salary reductions, and shop closures), incentive compensation, and higher costs due to weather and wildfire-related events. Partially offsetting these increases were productivity initiatives resulting in employee levels that declined 3% compared to 2020 despite a 4% volume increase, a 2020 one-time bonus payment for agreement employees who worked during the pandemic, and lower severance costs.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was flat in 2021 compared to 2020.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Locomotive diesel fuel prices, which averaged $2.23 per gallon (including taxes and transportation costs) in 2021, compared to $1.50 per gallon in 2020, increased expenses $668 million (excluding any impact from increased volume year-over-year). Gross ton-miles increased 6% driving higher fuel expense. Partially offsetting this increase was a 1% improvement to a record low fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials increased 3% in 2021 compared to 2020 driven by inflation, higher professional services expense, volume-related costs associated with our intermodal business, higher costs due to weather and wildfire-related events, increased locomotive and freight car maintenance expense as we added resources to the network, and higher costs for transportation of train crews.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expenses, offset by equity income from certain equity method investments. Equipment and other rents expense decreased 2% compared to 2020 driven by lower rent on equipment in storage and higher equity income from our investment in TTX Company, partially offset by increased freight car rent expense due to volume increases and slower freight car velocity.

Other – Other expenses include state and local taxes, freight, equipment and property damage, utilities, insurance, personal injury, environmental, employee travel, telephone and cellular, computer software, bad debt, and other general expenses. Other expenses decreased 13% in 2021 compared to 2020 as a result of a $278 million non-cash impairment charge related to our Brazos yard investment in 2020, lower write-offs of cancelled in-progress capital projects, 2020 lease impairments, and higher equity income. Partially offsetting these decreases were increased casualty expenses, including personal injury, damaged freight, and environmental, and higher state and local taxes. Both periods in 2021 and 2020 included a reduction of expense for weather and wildfire-related insurance reimbursements, $6 million and $25 million, respectively.

Non-Operating Items

				% Change	% Change
Millions	2021	2020	2019	2021 v 2020	2020 v 2019
Other income, net	$297	$287	$243	3%	18%
Interest expense	(1,157)	(1,141)	(1,050)	1	9
Income tax expense	(1,955)	(1,631)	(1,828)	20	(11)

Other Income, net – Other income increased in 2021 compared to 2020 due to a $36 million gain from the sale of an investment in a technology company, partially offset by lower real estate sale gains. Real estate sales in 2021 included a $50 million gain from a property sale to the Colorado Department of Transportation, while 2020 included a $69 million gain from a land and permanent easement sale to the Illinois State Toll Highway Authority.

Interest Expense – Interest expense increased in 2021 compared to 2020 due to an increased weighted-average debt level of $28.3 billion in 2021 from $27.9 billion in 2020. The effective interest rate was 4.1% for both periods.

Income Taxes – Income tax expense increased in 2021 compared to 2020 due to higher pre-tax income. Our effective tax rates for 2021 and 2020 were 23.1% and 23.4%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the STB. We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Management continuously measures these key operating metrics to evaluate our operational efficiency and asset utilization in striving to provide a consistent, reliable service product to our customers.

Railroad performance measures are included in the table below:

				% Change	% Change
	2021	2020	2019	2021 v 2020	2020 v 2019
Gross ton-miles (GTMs) (billions)	817.9	771.8	846.6	6%		(9)%
Revenue ton-miles (billions)	411.3	385.0	423.4	7		(9)
Freight car velocity (daily miles per car) [a]	203	221	209	(8)		6
Average train speed (miles per hour) [b]	24.6	25.9	25.1	(5)		3
Average terminal dwell time (hours) [b]	23.7	22.7	24.8	4		(8)
Locomotive productivity (GTMs per horsepower day)	133	137	120	(3)		14
Train length (feet)	9,334	8,798	7,747	6		14
Intermodal car trip plan compliance (%)	73	81	75	(8)	pts	6	pts
Manifest/Automotive car trip plan compliance (%)	63	71	65	(8)	pts	6	pts
Workforce productivity (car miles per employee)	1,038	947	857	10		11
Total employees (average)	29,905	30,960	37,483	(3)		(17)
Operating ratio	57.2	59.9	60.6	(2.7)	pts	(0.7)	pts

[a]	2019 has been recast to conform to the current year presentation which reflects minor refinements.
[b]	As reported to the STB.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. In 2021, gross ton-miles and revenue ton-miles increased 6% and 7%, respectively, compared to 2020, driven by a 4% increase in carloadings. Changes in commodity mix drove the variance in year-over-year increases between gross ton-miles, revenue ton-miles, and carloads (smaller increases in our intermodal and automotive shipments, which are generally lighter, coupled with higher increases in grain and industrial shipments, which are generally heavier).

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Train speed slowed and terminal dwell increased in 2021 compared to the same periods in 2020 as the network handled additional volume and was impacted by weather and wildfire-related challenges, bridge outages caused by the California wildfires, other incidents causing delays on the network, and global supply chain disruptions. Continued implementation of our operating plan helped to partially offset these impacts.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower. Locomotive productivity decreased 3% in 2021 compared to 2020 driven by the increased active fleet needed to handle the 4% volume increase as well as manage network disruptions, partially offset by transportation plan changes.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length increased 6% compared to 2020 as a result of blending service products and transportation plan changes designed to improve overall operational efficiency. However, in the second half of the year, train length declined slightly from the first half of 2021 due to California wildfire bridge outage reroutes in the third quarter and operational challenges in the fourth quarter.

Car Trip Plan Compliance – Car trip plan compliance is the percentage of cars delivered on time in accordance with our original trip plan. Our network trip plan compliance is broken into the intermodal and manifest/automotive products. Intermodal trip plan compliance deteriorated in 2021 compared to 2020 primarily due to global supply chain disruptions. Manifest/automotive trip plan compliance deteriorated in 2021 compared to 2020 as our network slowed because of the outages and incidents described above that required increased resource allocation and rebalancing.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 10%, reaching an all-time record as employee counts were down 3% compared to 2020, while average daily car miles increased 6%. Productivity initiatives and a smaller capital workforce offset higher train and engine employee levels due to weather and wildfire-related challenges, network disruptions, and reduced crew utilization keeping total employee levels lower than 2020.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio of 57.2% was an all-time record and improved 2.7 points compared to 2020 mainly driven by a 2020 one-time impairment, core pricing gains, productivity initiatives, and positive mix of traffic, which were partially offset by higher fuel prices, inflation, and other cost increases.

Return on Average Common Shareholders’ Equity

Millions, Except Percentages	2021	2020	2019
Net income	$6,523	$5,349	$5,919
Average equity	$15,560	$17,543	$19,276
Return on average common shareholders' equity	41.9%	30.5%	30.7%

Return on Invested Capital as Adjusted (ROIC)

Millions, Except Percentages	2021	2020	2019
Net income	$6,523	$5,349	$5,919
Interest expense	1,157	1,141	1,050
Interest on average operating lease liabilities	54	64	76
Taxes on interest	(280)	(282)	(266)
Net operating profit after taxes as adjusted	$7,454	$6,272	$6,779
Average equity	$15,560	$17,543	$19,276
Average debt	28,229	25,965	23,796
Average operating lease liabilities	1,682	1,719	2,052
Average invested capital as adjusted	$45,471	$45,227	$45,124
Return on Invested Capital as Adjusted	16.4%	13.9%	15.0%

ROIC is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the efficiency and effectiveness of our long-term capital investments. In addition, we currently use ROIC as a performance criterion in determining certain elements of equity compensation for our executives. ROIC should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is return on average common shareholders’ equity. The tables above provide reconciliations from return on average common shareholders’ equity to ROIC. At December 31, 2021, 2020, and 2019, the incremental borrowing rate on operating leases was 3.2%, 3.7%, and 3.7%, respectively.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Dec. 31,	Dec. 31,	Dec. 31,
for the Twelve Months Ended	2021	2020	2019
Net income	$6,523	$5,349	$5,919
Add:
Income tax expense/(benefit)	1,955	1,631	1,828
Depreciation	2,208	2,210	2,216
Interest expense	1,157	1,141	1,050
EBITDA	$11,843	$10,331	$11,013
Adjustments:
Other income, net	(297)	(287)	(243)
Interest on operating lease liabilities	56	59	68
Adjusted EBITDA	$11,602	$10,103	$10,838
Debt	$29,729	$26,729	$25,200
Operating lease liabilities	1,759	1,604	1,833
Unfunded/(funded) pension and other postretirement benefits,
net of tax cost/(benefit) of ($21), $195, and $124	(72)	637	400
Adjusted debt	$31,416	$28,970	$27,433
Adjusted debt / Adjusted EBITDA	2.7	2.9	2.5

Adjusted debt to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income. The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA. At December 31, 2021, 2020, and 2019, the incremental borrowing rate on operating leases was 3.2%, 3.7% and 3.7%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volumes.

At December 31, 2021, we had a working capital deficit due to upcoming debt maturities. At December 31, 2020, we had a surplus due to an increased cash balance held due to the uncertainty related to COVID. It is not unusual for us to have a working capital deficit, and we believe it is not an indication of a lack of liquidity. We also maintain adequate resources, including our credit facility and, when necessary, access the capital markets to meet any foreseeable cash requirements.

During the year, we generated $9.0 billion of cash from operating activities, completed a $1.7 billion debt exchange, and issued $3.5 billion of long-term debt. We have been, and we expect to continue to be, in compliance with our debt covenants. We increased the dividend twice during 2021 paying out $2.8 billion and repurchased shares totaling $7.3 billion, including the completion of our $2 billion accelerated share repurchase programs entered into on May 25, 2021.

Our principal sources of liquidity include cash, cash equivalents, our Receivables Facility, our revolving credit facility, as well as the availability of commercial paper and other sources of financing through the capital markets. On December 31, 2021, we had $960 million of cash and cash equivalents, $2.0 billion of committed credit available under our revolving credit facility, and up to $500 million undrawn on the Receivables Facility. As of December 31, 2021, none of the revolving credit facility was drawn, and we did not draw on our revolving credit facility at any time during 2021. At December 31, 2021, we had $300 million of the Receivables Facility drawn, $400 million of commercial paper, and a $100 million term loan outstanding. Our access to the Receivables Facility may be reduced or restricted if our bond ratings fall to certain levels below investment grade. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. Access to commercial paper as well as other capital market financing is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to access capital markets as a source of liquidity. Access to liquidity through the capital markets is also dependent on our financial stability. We expect that we will continue to have access to liquidity through any or all the following sources or activities: (i) increasing the utilization of our Receivables Facility, (ii) issuing commercial paper, (iii) entering into bank loans, outside of our revolving credit facility, or (iv) issuing bonds or other debt securities to public or private investors based on our assessment of the current condition of the credit markets. The Company’s $2.0 billion revolving credit facility is intended to support the issuance of commercial paper by UPC and also serves as an additional source of liquidity to fund short-term needs. The Company currently does not intend to make any borrowings under this facility.

As described in the notes to the Consolidated Financial Statements and as referenced in the table below, we have contractual obligations that may affect our financial condition. Based on our assessment of the underlying provisions and circumstances of our contractual obligations, other than the risks that we and other similarly situated companies face with respect to the condition of the capital markets (as described in Item 1A of Part II of this report), there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity. In addition, our commercial obligations, financings, and commitments are customary transactions that are like those of other comparable corporations, particularly within the transportation industry.

The following table identifies material obligations as of December 31, 2021:

		Payments Due by December 31,
Contractual Obligations							After
Millions	Total	2022	2023	2024	2025	2026	2026
Debt [a]	$53,942	$3,172	$2,337	$2,356	$2,336	$1,875	$41,866
Purchase obligations [b]	2,555	753	446	368	335	256	397
Operating leases [c]	1,966	333	293	285	285	215	555
Other post retirement benefits [d]	400	45	44	40	39	39	193
Finance lease obligations [e]	378	107	81	68	45	36	41
Total contractual obligations	$59,241	$4,410	$3,201	$3,117	$3,040	$2,421	$43,052

[a]	Excludes finance lease obligations of $336 million as well as unamortized discount and deferred issuance costs of ($1,763) million. Includes an interest component of $22,786 million.
[b]	Purchase obligations include locomotive maintenance contracts; purchase commitments for fuel purchases, ties, ballast, and rail; and agreements to purchase other goods and services.
[c]	Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $207 million.
[d]	Includes estimated other post retirement, medical, and life insurance payments, and payments made under the unfunded pension plan for the next ten years.
[e]	Represents total obligations, including interest component of $42 million.

LIBOR Transition – See Note 14 to the Financial Statements and Supplementary Data, Item 8. The use of an alternative rate or benchmark may negatively impact the terms of our facilities, including in the form of an adverse effect on interest rates and higher borrowing costs and interest expense.

Cash Flows
Millions	2021	2020	2019
Cash provided by operating activities	$9,032	$8,540	$8,609
Cash used in investing activities	(2,709)	(2,676)	(3,435)
Cash used in financing activities	(7,158)	(4,902)	(5,646)
Net change in cash, cash equivalents, and restricted cash	$(835)	$962	$(472)

Operating Activities

Cash provided by operating activities increased in 2021 compared to 2020 due primarily to an increase in net income, partially offset by higher receivables and the partial payment of the deferred 2020 employment tax that was allowed by a provision in the Coronavirus Aid, Relief, and Economic Security Act (CARES Act).

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

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions,
For the Year Ended December 31,	2021	2020	2019
Cash provided by operating activities	$9,032	$8,540	$8,609
Cash used in capital investments	(2,936)	(2,927)	(3,453)
Total (a)	6,096	5,613	5,156
Net income (b)	6,523	5,349	5,919
Cash flow conversion rate (a/b)	93%	105%	87%

Investing Activities

Cash used in investing activities in 2021 increased compared to 2020 primarily driven by increased capital investment in road infrastructure replacements.

The following tables detail cash capital investments and track statistics for the years ended December 31:

Millions	2021	2020	2019
Ties	$443	$507	$427
Rail and other track material	507	471	561
Ballast	215	225	271
Other [a]	700	584	694
Total road infrastructure replacements [b]	1,865	1,787	1,953
Line expansion and other capacity projects	284	332	357
Commercial facilities	243	171	183
Total capacity and commercial facilities	527	503	540
Locomotives and freight cars [c]	322	269	610
Positive train control	84	79	95
Technology and other	138	289	255
Total cash capital investments	$2,936	$2,927	$3,453

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]	Includes weather and wildfire-related damages to our property of $60 million, $40 million, and $113 million in 2021, 2020, and 2019, respectively.
[c]	Locomotives and freight cars include early lease buyouts of $34 million, $38 million, and $290 million in 2021, 2020, and 2019, respectively.

	2021	2020	2019
Track miles of rail replaced	502	468	534
Track miles of rail capacity expansion	70	83	55
New ties installed (thousands)	4,058	4,671	3,475
Miles of track surfaced	10,441	10,414	7,741

Capital Plan – In 2022, we expect our capital plan to be approximately $3.3 billion, up 10% compared to 2021. We will continue to harden our infrastructure, replace older assets, and improve the safety and resiliency of the network. In addition, the plan includes targeted freight car acquisitions, investments in growth-related projects to drive more carloads to the network, certain ramps to efficiently handle volumes from new and existing intermodal customers, continuous modernization of our locomotive fleet, and projects intended to improve operational efficiency. The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities increased in 2021 compared to 2020 driven by increased share repurchases.

See Note 14 to the Financial Statements and Supplementary Data, Item 8, for a description of all our outstanding financing arrangements and significant new borrowings, and Note 18 to the Financial Statements and Supplementary Data, Item 8, for a description of our share repurchase programs.

OTHER MATTERS

Inflation – For capital-intensive companies, inflation significantly increases asset replacement costs for long-lived assets. As a result, assuming that we replace all operating assets at current price levels, depreciation charges (on an inflation-adjusted basis) would be substantially greater than historically reported amounts.

Sensitivity Analyses – The sensitivity analyses that follow illustrate the economic effect that hypothetical changes in interest and tax rates could have on our results of operations and financial condition. These hypothetical changes do not consider other factors that could impact actual results.

Interest Rates – At December 31, 2021, we had variable-rate debt representing approximately 2.7% of our total debt. If variable interest rates average one percentage point higher in 2022 than our December 31, 2021, variable rate, which was approximately 0.7%, our interest expense would increase by approximately $8.0 million. This amount was determined by considering the impact of the hypothetical interest rate on the balances of our variable-rate debt at December 31, 2021.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2021, and amounts to an increase of approximately $4.9 billion to the fair value of our debt at December 31, 2021. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

Tax Rates – Our deferred tax assets and liabilities are measured based on current tax law. Future tax legislation, such as a change in the corporate tax rate, could have a material impact on our financial condition, results of operations, or liquidity. For example, a permanent 1% increase in future income tax rates would increase our deferred tax liability by approximately $500 million. Similarly, a permanent 1% decrease in future income tax rates would decrease our deferred tax liability by approximately $500 million.

Accounting Pronouncements – See Note 3 to the Financial Statements and Supplementary Data, Item 8.

Asserted and Unasserted Claims – See Note 17 to the Financial Statements and Supplementary Data, Item 8.

Indemnities – See Note 17 to the Financial Statements and Supplementary Data, Item 8.

Climate Change – Although climate change could have an adverse impact on our operations and financial performance (see Risk Factors under Item 1A of this report), we are currently unable to predict the manner or severity of such impact. In December 2021, we released our initial Climate Action Plan, which outlines the steps we are taking to reduce our environmental impact. This plan aligns with our corporate strategy: Serve (improve operational efficiency and minimize fuel consumption), Grow (offer sustainable supply chain solutions), Win (decarbonize our footprint and the environment), Together (engage our stakeholders and align interests). We continue to take steps and explore opportunities to reduce our operational impact on the environment, including increased usage of renewable fuels, investments in new technologies, using training programs and technology to reduce fuel consumption, and changing our operations to increase fuel efficiency (see "Sustainable Future" in the Operations section in Item 1 of this report).

CRITICAL ACCOUNTING ESTIMATES

Our Consolidated Financial Statements have been prepared in accordance with GAAP. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The following critical accounting estimates are a subset of our significant accounting policies described in Note 2 to the Financial Statements and Supplementary Data, Item 8. These critical accounting estimates affect significant areas of our financial statements and involve judgment and estimates. If these estimates differ significantly from actual results, the impact on our Consolidated Financial Statements may be material.

Personal Injury – See Note 17 to the Financial Statements and Supplementary Data, Item 8, and "We May Be Subject to Various Claims and Lawsuits That Could Result in Significant Expenditures" in the Risk Factors, Item 1A.

Our personal injury liability is subject to uncertainty due to unasserted claims, timing and outcome of claims, and evolving trends in litigation. There were no material changes to the assumptions used in the latest actuarial analysis.

Our personal injury liability balance and claims activity was as follows:

	2021	2020	2019
Ending liability balance at December 31 (millions)	$325	$270	$265
Open claims, beginning balance	1,897	1,985	2,025
New claims	2,719	2,577	3,025
Settled or dismissed claims	(2,589)	(2,665)	(3,065)
Open claims, ending balance at December 31	2,027	1,897	1,985

Environmental Costs – See Note 17 to the Financial Statements and Supplementary Data, Item 8, "We Are Subject to Significant Environmental Laws and Regulations" in the Risk Factors, Item 1A, and Environmental Matters in the Legal Proceedings, Item 3.

Our environmental liability is subject to several factors such as type of remediation, nature and volume of contaminate, and number and financial viability of other potentially responsible parties, as well as uncertainty due to unknown alleged contamination, evolving trends in remediation techniques and final remedies, and changes in laws and regulations.

Our environmental liability balance and site activity was as follows:

	2021	2020	2019
Ending liability balance at December 31 (millions)	$243	$233	$227
Open sites, beginning balance	373	360	334
New sites	105	96	114
Closed sites	(102)	(83)	(88)
Open sites, ending balance at December 31	376	373	360

Property and Depreciation – See Note 11 to the Financial Statements and Supplementary Data, Item 8.

Assets purchased or constructed throughout the year are capitalized if they meet applicable minimum units of property.

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

Changes in estimated useful lives of our assets due to the results of our depreciation studies could significantly impact future periods’ depreciation expense and have a material impact on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $69 million. If the estimated useful lives of all depreciable assets were decreased by one year, annual depreciation expense would increase by approximately $73 million. We are projecting an increase in our depreciation expense by approximately 2% in 2022 versus 2021. This is driven by an increase in our projected depreciable asset base.

During the last three fiscal years, no gains or losses were recognized due to the retirement of depreciable railroad properties.

Pension Plans – See Note 5 to the Financial Statements and Supplementary Data, Item 8.

The critical assumptions used to measure pension obligations and expenses are the discount rates and expected rate of return on pension assets.

We evaluate our critical assumptions at least annually, and selected assumptions are based on the following factors:

●

We measure the service cost and interest cost components of our net periodic pension cost by using individual spot rates matched with separate cash flows for each future year. Discount rates are based on a Mercer yield curve of high-quality corporate bonds (rated AA by a recognized rating agency).

●	Expected return on plan assets is based on our asset allocation mix and our historical return, taking into consideration current and expected market conditions.

The following tables present the key assumptions used to measure net periodic pension cost/benefit for 2022 and the estimated impact on 2022 net periodic pension cost/benefit relative to a change in those assumptions:

Assumptions
Discount rate for benefit obligations	2.80%
Discount rate for interest on benefit obligations	2.41%
Discount rate for service cost	2.91%
Discount rate for interest on service cost	2.86%
Expected return on plan assets	6.25%

Sensitivities	Increase in Expense
Millions	Pension
0.25% decrease in discount rates	$16
0.25% decrease in expected return on plan assets	$11

The following table presents the net periodic pension cost for the years ended December 31:

	Est.
Millions	2022	2021	2020	2019
Net periodic pension cost	$23	$85	$50	$34

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, statements in the Chairman’s letter preceding Part I; statements regarding planned capital expenditures under the caption “2022 Capital Plan” in Item 2 of Part I; and statements and information set forth under the captions “2022 Outlook”; “Liquidity and Capital Resources” in Item 7 of Part II regarding our capital plan, share repurchase programs, contractual obligations, "Pension Benefits", and "Other Matters" in this Item 7 of Part II. Forward-looking statements and information also include any other statements or information in this report (including information incorporated herein by reference) regarding: potential impacts of the COVID pandemic on our business operations, financial results, liquidity, and financial position, and on the world economy (including our customers and supply chains), including as a result of fluctuations in volume and carloadings; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications (including those discussed in our Climate Change Plan); expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates and expectations regarding tax matters; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, cyber-attacks or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words, phrases, or expressions.

Forward-looking statements should not be read as a guarantee of future performance, results or outcomes, and will not necessarily be accurate indications of the times that, or by which, such performance, results or outcomes will be achieved. Forward-looking statements and information are subject to risks and uncertainties, including the impact of the COVID pandemic and responses by governments, businesses, and individuals, that could cause actual performance or results to differ materially from those expressed in the statements and information. Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances that management has little or no influence or control, and many of these risks and uncertainties are currently amplified by and may continue to be amplified by, or in the future may be amplified by, the COVID pandemic. The Risk Factors in Item 1A of this report could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in any forward-looking statements or information. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q, Form 8-K, or subsequent Form 10-K. All forward-looking statements are qualified by, and should be read in conjunction with, these Risk Factors.

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

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Union Pacific Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the "Corporation") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 4, 2022, expressed an unqualified opinion on the Corporation's internal control over financial reporting.

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

Capitalization of Properties — Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

The Corporation’s operations are highly capital intensive and their large network of assets turns over on a continuous basis. Each year, the Corporation develops a capital program for both the replacement of assets and for the acquisition or construction of new assets. In determining whether costs should be capitalized, the Corporation exercises significant judgment in determining whether expenditures meet the applicable minimum units of property criteria and extend the useful life, improve the safety of operations, or improve the operating efficiency of existing assets. The Corporation capitalizes all costs of capital projects necessary to make assets ready for their intended use and because a portion of the Corporation’s assets are self-constructed, management also exercises significant judgment in determining the amount of material, labor, work equipment, and indirect costs that qualify for capitalization. Properties, net were $54,871 million as of December 31, 2021 and, during 2021, the Corporation’s capital investments were $2.9 billion.

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

How the Critical Audit Matter Was Addressed in the Audit

Our procedures related to capitalization of property included the following, among others:

●	We tested the effectiveness of controls over the Corporation’s determination of whether costs related to the Corporation’s capital program should be capitalized or expensed.

●	We evaluated the Corporation’s capitalization policy in accordance with accounting principles generally accepted in the United States of America.

●	For a selection of capital projects, we performed the following:

-

Obtained the Corporation’s evaluation of each project and determined whether the amount of costs to be capitalized met the criteria for capitalization as outlined within the Corporation’s policy by unit of property.

-

Obtained supporting documentation that the project met the applicable minimum units of property criteria and was approved, and evaluated whether the project extended the useful life of an existing asset, improved the safety of operations, or improved the operating efficiency of existing assets.

●	For a selection of capitalized costs during the year, we performed the following:

-	Evaluated whether the individual cost selected met the criteria for capitalization.

-	Evaluated whether the selection was accurately recorded at the appropriate amount based on the evidence obtained.

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 4, 2022

We have served as the Corporation's auditor since 1967.

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2021	2020	2019
Operating revenues:
Freight revenues	$20,244	$18,251	$20,243
Other revenues	1,560	1,282	1,465
Total operating revenues	21,804	19,533	21,708
Operating expenses:
Compensation and benefits	4,158	3,993	4,533
Depreciation	2,208	2,210	2,216
Fuel	2,049	1,314	2,107
Purchased services and materials	2,016	1,962	2,254
Equipment and other rents	859	875	984
Other	1,176	1,345	1,060
Total operating expenses	12,466	11,699	13,154
Operating income	9,338	7,834	8,554
Other income, net (Note 6)	297	287	243
Interest expense	(1,157)	(1,141)	(1,050)
Income before income taxes	8,478	6,980	7,747
Income tax expense (Note 7)	(1,955)	(1,631)	(1,828)
Net income	$6,523	$5,349	$5,919
Share and Per Share (Note 8):
Earnings per share - basic	$9.98	$7.90	$8.41
Earnings per share - diluted	$9.95	$7.88	$8.38
Weighted average number of shares - basic	653.8	677.3	703.5
Weighted average number of shares - diluted	655.4	679.1	706.1

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2021	2020	2019
Net income	$6,523	$5,349	$5,919
Other comprehensive income/(loss):
Defined benefit plans	723	(231)	42
Foreign currency translation	(44)	(6)	17
Total other comprehensive income/(loss) [a]	679	(237)	59
Comprehensive income	$7,202	$5,112	$5,978

[a]	Net of deferred taxes of ($237) million, $75 million, and ($15) million during 2021, 2020, and 2019, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts as of December 31,	2021	2020
Assets
Current assets:
Cash and cash equivalents	$960	$1,799
Short-term investments (Note 13)	46	60
Accounts receivable, net (Note 10)	1,722	1,505
Materials and supplies	621	638
Other current assets	202	212
Total current assets	3,551	4,214
Investments	2,241	2,164
Properties, net (Note 11)	54,871	54,161
Operating lease assets (Note 16)	1,787	1,610
Other assets	1,075	249
Total assets	$63,525	$62,398
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,578	$3,104
Debt due within one year (Note 14)	2,166	1,069
Total current liabilities	5,744	4,173
Debt due after one year (Note 14)	27,563	25,660
Operating lease liabilities (Note 16)	1,429	1,283
Deferred income taxes (Note 7)	12,675	12,247
Other long-term liabilities	1,953	2,077
Commitments and contingencies (Note 17)
Total liabilities	49,364	45,440
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,112,440,400 and 1,112,227,784 issued; 638,841,656 and 671,351,360 outstanding, respectively	2,781	2,781
Paid-in-surplus	4,979	4,864
Retained earnings	55,049	51,326
Treasury stock	(47,734)	(40,420)
Accumulated other comprehensive loss (Note 9)	(914)	(1,593)
Total common shareholders' equity	14,161	16,958
Total liabilities and common shareholders' equity	$63,525	$62,398

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2021	2020	2019
Operating Activities
Net income	$6,523	$5,349	$5,919
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,208	2,210	2,216
Deferred and other income taxes	154	340	566
Gain on non-operating asset dispositions	(98)	(115)	(20)
Other operating activities, net	42	490	98
Changes in current assets and liabilities:
Accounts receivable, net	(217)	90	160
Materials and supplies	17	113	(9)
Other current assets	31	(34)	87
Accounts payable and other current liabilities	184	(73)	(179)
Income and other taxes	188	170	(229)
Cash provided by operating activities	9,032	8,540	8,609
Investing Activities
Capital investments	(2,936)	(2,927)	(3,453)
Proceeds from asset sales	178	149	74
Maturities of short-term investments (Note 13)	94	141	130
Purchases of short-term investments (Note 13)	(70)	(136)	(115)
Other investing activities, net	25	97	(71)
Cash used in investing activities	(2,709)	(2,676)	(3,435)
Financing Activities
Share repurchase programs (Note 18)	(7,291)	(3,705)	(5,804)
Debt issued (Note 14)	4,201	4,004	3,986
Dividends paid	(2,800)	(2,626)	(2,598)
Debt repaid	(1,299)	(2,053)	(817)
Net issued/(paid) commercial paper (Note 14)	325	(127)	(6)
Debt exchange (Note 14)	(270)	(328)	(387)
Other financing activities, net	(24)	(67)	(20)
Cash used in financing activities	(7,158)	(4,902)	(5,646)
Net change in cash, cash equivalents, and restricted cash	(835)	962	(472)
Cash, cash equivalents, and restricted cash at beginning of year	1,818	856	1,328
Cash, cash equivalents, and restricted cash at end of year	$983	$1,818	$856
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Term loan renewals (Note 14)	$100	$250	$250
Capital investments accrued but not yet paid	263	166	224
Locomotives sold for material credits	-	-	18
Cash paid during the year for:
Income taxes, net of refunds	$(1,658)	$(1,214)	$(1,382)
Interest, net of amounts capitalized	(1,087)	(1,050)	(1,033)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2019	1,111.7	(386.6)	$2,779	$4,449	$45,284	$(30,674)	$(1,415)	$20,423
Net income			-	-	5,919	-	-	5,919
Other comprehensive income/(loss)			-	-	-	-	59	59
Conversion, stock option exercises, forfeitures, and other	0.3	1.7	1	46	-	82	-	129
Share repurchase programs (Note 18)	-	(35.0)	-	28	-	(5,832)	-	(5,804)
Cash dividends declared ($3.70 per share)	-	-	-	-	(2,598)	-	-	(2,598)
Balance at December 31, 2019	1,112.0	(419.9)	$2,780	$4,523	$48,605	$(36,424)	$(1,356)	$18,128
Net income			-	-	5,349	-	-	5,349
Other comprehensive income/(loss)			-	-	-	-	(237)	(237)
Conversion, stock option exercises, forfeitures, and other	0.2	1.1	1	31	-	19	-	51
Share repurchase programs (Note 18)	-	(22.1)	-	310	-	(4,015)	-	(3,705)
Cash dividends declared ($3.88 per share)	-	-	-	-	(2,628)	-	-	(2,628)
Balance at December 31, 2020	1,112.2	(440.9)	$2,781	$4,864	$51,326	$(40,420)	$(1,593)	$16,958
Net income			-	-	6,523	-	-	6,523
Other comprehensive income/(loss)			-	-	-	-	679	679
Conversion, stock option exercises, forfeitures, and other	0.2	0.6	-	91	-	1	-	92
Share repurchase programs (Note 18)	-	(33.3)	-	24	-	(7,315)	-	(7,291)
Cash dividends declared ($4.29 per share)	-	-	-	-	(2,800)	-	-	(2,800)
Balance at December 31, 2021	1,112.4	(473.6)	$2,781	$4,979	$55,049	$(47,734)	$(914)	$14,161

[a]	AOCI = Accumulated Other Comprehensive Income/Loss (Note 9)

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

1. Nature of Operations

Operations and Segmentation – We are a Class I railroad operating in the U.S. Our network includes 32,452 route miles, connecting Pacific Coast and Gulf Coast ports with the Midwest and Eastern U.S. gateways and providing several corridors to key Mexican and Canadian gateways. We own 26,124 miles and operate on the remainder pursuant to trackage rights or leases. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast and Pacific Coast ports and across the Mexican and Canadian borders.

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

Millions	2021	2020	2019
Bulk	$6,656	$5,960	$6,529
Industrial	7,323	6,622	7,472
Premium	6,265	5,669	6,242
Total freight revenues	$20,244	$18,251	$20,243
Other subsidiary revenues	741	743	880
Accessorial revenues	752	473	514
Other	67	66	71
Total operating revenues	$21,804	$19,533	$21,708

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $2.4 billion in 2021, $2.1 billion in 2020, and $2.3 billion in 2019.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Statements of Financial Position that sum to the total of the same such amounts shown on the Consolidated Statements of Cash Flows:

Millions	2021	2020	2019
Cash and cash equivalents	$960	$1,799	$831
Restricted cash equivalents in other current assets	19	7	13
Restricted cash equivalents in other assets	4	12	12
Total cash, cash equivalents, and restricted cash equivalents shown on the Statement of Cash Flows:	$983	$1,818	$856

Accounts Receivable – Accounts receivable includes receivables reduced by an allowance for doubtful accounts. The allowance is based upon historical losses, credit worthiness of customers, and current economic conditions. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Consolidated Statements of Financial Position.

Investments – Investments represent our investments in affiliated companies (20% to 50% owned) that are accounted for under the equity method of accounting, and investments in companies (less than 20% owned) accounted for at fair value when there is a readily determined fair value or at cost minus impairment when there are not readily determinable fair values. Our portion of income/loss on equity method investments that are integral to our operations are recorded in operating expenses. Realized and unrealized gains and losses on investments that are not integral to our operations are recorded in other income.

Materials and Supplies – Materials and supplies are carried at the lower of average cost or net realizable value.

Property and Depreciation – Properties and equipment are carried at cost and are depreciated on a straight-line basis over their estimated service lives, which are measured in years, except for rail in high-density traffic corridors (i.e., all rail lines except for those subject to abandonment, and yard and switching tracks), where lives are measured in millions of gross tons per mile of track. We use the group method of depreciation where all items with similar characteristics, use, and expected lives are grouped together in asset classes and are depreciated using composite depreciation rates. The group method of depreciation treats each asset class as a pool of resources, not as singular items. We determine the estimated service lives of depreciable railroad assets by means of depreciation studies. Under the group method of depreciation, no gain or loss is recognized when depreciable property is retired or replaced in the ordinary course of business.

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

We recognize freight revenues over time as freight moves from origin to destination. The allocation of revenue between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Outstanding performance obligations related to freight moves in transit totaled $169 million at December 31, 2021, and $151 million at December 31, 2020, and are expected to be recognized in the following quarter as we satisfy our remaining performance obligations and deliver freight to destination. The transaction price is generally specified in a contract and may be dependent on the commodity, origin/destination, and route. Customer incentives, which are primarily provided for shipping to/from specific locations or based on cumulative volumes, are recorded as a reduction to operating revenues. Customer incentives that include variable consideration based on cumulative volumes are estimated using the expected value method, which is based on available historical, current, and forecasted volumes, and recognized as the related performance obligation is satisfied.

Under typical payment terms, our customers pay us after each performance obligation is satisfied and there are no material contract assets or liabilities associated with our freight revenues. Outstanding freight receivables are presented in our Consolidated Statements of Financial Position as accounts receivable, net.

Freight revenues related to interline transportation services that involve other railroads are reported on a net basis. The portion of the gross amount billed to customers that is remitted by the Company to another party is not reflected as freight revenues.

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

We have applied fair value measurements to our short-term investments, certain equity investments, pension plan assets, and short- and long-term debt.

Stock-Based Compensation – We issue treasury shares to cover stock option exercises, stock unit vestings, and ESPP shares, while new shares are issued when retention shares are granted.

We measure and recognize compensation expense for all stock-based awards made to employees, including stock options and ESPP awards. Compensation expense is based on the fair value of the awards as measured at the grant date and is expensed ratably over the service period of the awards (generally the vesting period). The fair value of retention awards is the closing stock price on the date of grant, the fair value of stock options is determined by using the Black-Scholes option pricing model, and the fair value of ESPP awards is based on the Company contribution match.

Earnings Per Share – Basic earnings per share are calculated on the weighted-average number of common shares outstanding during each period. Diluted earnings per share include shares issuable upon exercise of outstanding stock options and stock-based awards where the conversion of such instruments would be dilutive.

Income Taxes – We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the expected future tax consequences of events that are reported in different periods for financial reporting and income tax purposes. The majority of our deferred tax assets relate to expenses that already have been recorded for financial reporting purposes but not deducted for tax purposes. The majority of our deferred tax liabilities relate to differences between the tax bases and financial reporting amounts of our land and depreciable property, due to accelerated tax depreciation (including bonus depreciation), revaluation of assets in purchase accounting transactions, and differences in capitalization methods. These expected future tax consequences are measured based on current tax law; the effects of future tax legislation are not anticipated.

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

Leases – We determine if an arrangement is or contains a lease at inception. Operating lease assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. When an implicit rate is not available, we use a collateralized incremental borrowing rate for operating leases based on the information available at commencement date, including lease term, in determining the present value of future payments. The operating lease asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that the option will be exercised. Operating leases are included in operating lease assets, accounts payable and other current liabilities, and operating lease liabilities on our Consolidated Statements of Financial Position. Finance leases are included in properties, net, debt due within one year, and debt due after one year on our Consolidated Statements of Financial Position. Operating lease expense is recognized on a straight-line basis over the lease term and primarily reported in equipment and other rents and financing lease expense is recorded as depreciation and interest expense in our Consolidated Statements of Income.

We have lease agreements with lease and non-lease components, and we have elected to not separate lease and non-lease components for all classes of underlying assets. Leases with an initial term of 12 months or less are not recorded on our Consolidated Statements of Financial Position. Leases with initial terms in excess of 12 months are recorded as operating or financing leases in our Consolidated Statements of Financial Position.

Pension Benefits – In order to measure the expense associated with pension benefits, we must make various assumptions including discount rates used to value certain liabilities, expected return on plan assets used to fund these expenses, compensation increases, employee turnover rates, and anticipated mortality rates. The assumptions used by us are based on our historical experience as well as current facts and circumstances. We use an actuarial analysis to measure the expense and liability associated with these benefits.

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

In November 2021, the FASB issued Accounting Standards Update No. 2021-10 (ASU 2021-10), Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to provide certain disclosures when they have received government assistance and use a grant or contribution accounting model by analogy to other accounting guidance. The guidance is effective for fiscal years beginning after  December 15, 2021. The Company is currently evaluating the effect that the new guidance will have on our related disclosures.

4. Stock Options and Other Stock Plans

In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 2,200,000 shares of our common stock were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, received a grant of 4,000 retention shares or retention stock units. In July 2018, the Board of Directors eliminated the retention grant for directors newly elected in 2018 and all future years. As of December 31, 2021, 28,000 restricted shares were outstanding under the Directors Plan.

The Union Pacific Corporation 2004 Stock Incentive Plan (2004 Plan) was approved by shareholders in April 2004. The 2004 Plan reserved 84,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans that were outstanding on April 16, 2004, and became available for regrant pursuant to the terms of the 2004 Plan. Under the 2004 Plan, non-qualified stock options, stock appreciation rights, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2004 Plan. As of December 31, 2021, 37,778 stock options were outstanding under the 2004 Plan. We no longer grant any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2013 Stock Incentive Plan (2013 Plan) was approved by shareholders in May 2013. The 2013 Plan reserved 78,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans as of February 28, 2013, that are subsequently cancelled, expired, forfeited, or otherwise not issued under previous plans. Under the 2013 Plan, non-qualified stock options, incentive stock options, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2013 Plan. As of December 31, 2021, 1,706,288 stock options and 1,218,397 retention shares and stock units were outstanding under the 2013 Plan. We no longer grant any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2021 Stock Incentive Plan (2021 Plan) was approved by shareholders in May 2021. The 2021 Plan reserved 23,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans as of December 31, 2020, that are subsequently cancelled, expired, forfeited, or otherwise not issued under previous plans. Under the 2021 Plan, non-qualified stock options, incentive stock options, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2021 Plan. As of December 31, 2021, 361,935 stock options and 389,207 retention shares were outstanding under the 2021 Plan.

The Union Pacific Corporation 2021 Employee Stock Purchase Plan (2021 ESPP) was approved by shareholders in May 2021. The 2021 ESPP reserved 10,000,000 shares of our common stock for issuance. Under the 2021 ESPP, eligible employees of the Corporation and its subsidiaries may elect to purchase shares with a Company match award. Non-employee directors are not eligible for awards under the 2021 ESPP. As of December 31, 2021, 97,641 shares were issued under the 2021 ESPP.

Pursuant to the above plans 34,011,624; 69,867,405; and 70,318,887; shares of our common stock were authorized and available for grant at December 31, 2021, 2020, and 2019, respectively.

Stock-Based Compensation – We have several stock-based compensation plans under which employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. Employees are also able to participate in our ESPP.

Information regarding stock-based compensation appears in the table below:

Millions	2021	2020	2019
Stock-based compensation, before tax:
Stock options	$15	$15	$16
Retention awards	66	58	77
ESPP	7	-	-
Total stock-based compensation, before tax	$88	$73	$93
Excess tax benefits from equity compensation plans	$26	$55	$52

Stock Options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at December 31, 2021, are subject to performance or market-based vesting conditions.

The table below shows the annual weighted-average assumptions used for Black-Scholes valuation purposes:

Weighted-Average Assumptions	2021	2020	2019
Risk-free interest rate	0.4%	1.5%	2.5%
Dividend yield	1.9%	2.1%	2.2%
Expected life (years)	4.6	4.9	5.2
Volatility	28.3%	23.4%	22.7%
Weighted-average grant-date fair value of options granted	$39.97	$32.20	$30.37

The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant; the expected dividend yield is calculated as the ratio of dividends paid per share of common stock to the stock price on the date of grant; the expected life is based on historical and expected exercise behavior; and expected volatility is based on the historical volatility of our stock price over the expected life of the stock option.

A summary of stock option activity during 2021 is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2021	2,569	$132.49	6.4	$195
Granted	387	204.45	N/A	N/A
Exercised	(753)	118.11	N/A	N/A
Forfeited or expired	(97)	154.62	N/A	N/A
Outstanding at December 31, 2021	2,106	$149.84	6.3	$215
Vested or expected to vest at December 31, 2021	2,083	$149.37	6.3	$214
Options exercisable at December 31, 2021	1,334	$126.38	5.2	$167

At December 31, 2021, there was $15 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.0 year. Additional information regarding stock option exercises appears in the following table:

Millions	2021	2020	2019
Intrinsic value of stock options exercised	$84	$120	$193
Cash received from option exercises	58	95	130
Treasury shares repurchased for employee payroll taxes	(15)	(24)	(37)
Tax benefit realized from option exercises	16	28	48
Aggregate grant-date fair value of stock options vested	14	15	15

Retention Awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 4 years, and dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during 2021 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	1,476	$141.06
Granted	297	205.81
Vested	(417)	109.23
Forfeited	(69)	163.73
Nonvested at December 31, 2021	1,287	$165.10

At December 31, 2021, there was $87 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.4 years.

Performance Retention Awards – In February 2021, our Board of Directors approved performance stock unit grants. This plan is based on performance targets for annual return on invested capital (ROIC) and operating income growth (OIG) compared to companies in the S&P 100 Industrials Index plus the Class I railroads. We define ROIC as net operating profit adjusted for interest expense (including interest on average operating lease liabilities) and taxes on interest divided by average invested capital adjusted for average operating lease liabilities.

The February 2021 stock units awarded to selected employees are subject to continued employment for 37 months, the attainment of certain levels of ROIC, and the relative three-year OIG. We expense two-thirds of the fair value of the units that are probable of being earned based on our forecasted ROIC over the 3-year performance period, and with respect to the third year of the plan, the remaining one-third of the fair value is subject to the relative three-year OIG. We measure the fair value of performance stock units based upon the closing price of the underlying common stock as of the date of grant. Dividend equivalents are accumulated during the service period and paid to participants only after the units are earned.

The February 2020 and 2019 performance stock unit grants expense recognition and basic terms were similar to the February 2021 grant except the relative OIG targets were a modifier as compared to companies included in the S&P 500 Industrials Index. The modifier can be up to +/- 25% of the award earned based on the ROIC achieved.

Changes in our performance retention awards during 2021 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	773	$148.17
Granted	227	204.45
Vested	(136)	141.93
Unearned	(140)	126.47
Forfeited	(83)	156.94
Nonvested at December 31, 2021	641	$173.03

At December 31, 2021, there was $16 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.2 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

Employee Stock Purchase Plan - Our ESPP started in July 2021. Employee and Company contributions are used to issue treasury shares the month after employee contributions are withheld based on the settlement date closing price. The Company matches 40% contributed by the employee up to a maximum employee contribution of 5% of monthly salary (limited to $15,000 annually). We expense the Company contributions in the month the employee services were rendered (i.e., the month the employee contributions were withheld).

5. Retirement Plans

Pension Benefits

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

Funded Status

We are required by GAAP to separately recognize the overfunded or underfunded status of our pension plans as an asset or liability. The funded status represents the difference between the projected benefit obligation (PBO) and the fair value of the plan assets. Our non-qualified (supplemental) pension plan is unfunded by design. The PBO of the pension plans is the present value of benefits earned to date by plan participants, including the effect of assumed future compensation increases. Plan assets are measured at fair value. We use a December 31 measurement date for plan assets and obligations for all our retirement plans.

Changes in our PBO and plan assets were as follows for the years ended  December 31, 2021 and 2020:

Funded Status
Millions	2021	2020
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$5,658	$4,847
Service cost	110	91
Interest cost	104	137
Actuarial (gain)/loss	(346)	812
Gross benefits paid	(230)	(229)
Projected benefit obligation at end of year	$5,296	$5,658
Plan Assets
Fair value of plan assets at beginning of year	$5,016	$4,528
Actual (loss)/return on plan assets	737	686
Non-qualified plan benefit contributions	31	31
Gross benefits paid	(230)	(229)
Fair value of plan assets at end of year	$5,554	$5,016
Funded status at end of year	$258	$(642)

Actuarial gains that decreased the PBO were driven by an increase in 2021 discount rates from 2.42% to 2.80%.

Amounts recognized in the statement of financial position as of  December 31, 2021 and 2020, consist of:

Millions	2021	2020
Noncurrent assets	$807	$8
Current liabilities	(31)	(30)
Noncurrent liabilities	(518)	(620)
Net amounts recognized at end of year	$258	$(642)

Pre-tax amounts recognized in accumulated other comprehensive income/loss consist of $851 million and $1,805 million net actuarial loss as of  December 31, 2021 and 2020, respectively.

Pre-tax changes recognized in other comprehensive income/loss as of December 31, 2021, 2020, and 2019, were as follows:

Millions	2021	2020	2019
Net actuarial (loss)/gain	$813	$(408)	$(88)
Amortization of:
Actuarial loss	141	104	67
Total	$954	$(304)	$(21)

Underfunded Accumulated Benefit Obligation – The accumulated benefit obligation (ABO) is the present value of benefits earned to date, assuming no future compensation growth. The underfunded accumulated benefit obligation represents the difference between the ABO and the fair value of plan assets.

The following table discloses only the PBO, ABO, and fair value of plan assets for pension plans where the accumulated benefit obligation is in excess of the fair value of the plan assets as of December 31, 2021 and 2020:

Underfunded Accumulated Benefit Obligation
Millions	2021	2020
Projected benefit obligation	$549	$605
Accumulated benefit obligation	$513	$560
Fair value of plan assets	-	-
Underfunded accumulated benefit obligation	$(513)	$(560)

The ABO for all defined benefit pension plans was $4.9 billion and $5.2 billion at December 31, 2021 and 2020, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at  December 31, 2021 and 2020:

Percentages	2021	2020
Discount rate	2.80%	2.42%
Compensation increase	4.30%	4.40%

Expense

Pension expense is determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a 5-year period. This practice is intended to reduce year-to-year volatility in pension expense, but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions. Differences in actual experience in relation to assumptions are not recognized in net income immediately, but are deferred in accumulated other comprehensive income/loss and, if necessary, amortized as pension expense.

The components of our net periodic pension cost were as follows for the years ended  December 31, 2021, 2020, and 2019:

Millions	2021	2020	2019
Net Periodic Pension Cost:
Service cost	$110	$91	$80
Interest cost	104	137	160
Expected return on plan assets	(270)	(282)	(273)
Amortization of:
Actuarial loss	141	104	67
Net periodic pension cost	$85	$50	$34

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows:

Percentages	2021	2020	2019
Discount rate for benefit obligations	2.42%	3.26%	4.23%
Discount rate for interest on benefit obligations	1.90%	2.89%	3.94%
Discount rate for service cost	2.61%	3.42%	4.33%
Discount rate for interest on service cost	2.53%	3.36%	4.30%
Expected return on plan assets	6.25%	7.00%	7.00%
Compensation increase	4.40%	4.10%	4.10%

We measure the service cost and interest cost components of our net periodic pension cost by using individual spot discount rates matched with separate cash flows for each future year. The discount rates were based on a yield curve of high-quality corporate bonds. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return/loss on pension plan assets, net of fees, was approximately15%in 2021, 16% in 2020, and 20% in 2019.

Cash Contributions

The following table details cash contributions, if any, for the qualified and non-qualified (supplemental) pension plans:

Millions	Qualified	Non-qualified
2021	$-	$31
2020	-	31

Our policy with respect to funding the qualified plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes.

The non-qualified pension plans are not funded and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent supplemental pension payments. We anticipate our 2022 supplemental pension payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2022 through 2031:

Millions
2022	$229
2023	228
2024	227
2025	227
2026	228
Years 2027 - 2031	1,170

Asset Allocation Strategy

Our pension plan asset allocation at December 31, 2021 and 2020, and target allocation for 2022, are as follows:

	Percentage of Plan Assets
	Target	December 31,
	Allocation 2022	2021	2020
Equity securities	45% to 55%	57%	63%
Debt securities	45% to 55%	42	34
Real estate	0% to 2%	1	3
Total		100%	100%

The pension plan investments are held in a master trust. The investment strategy for pension plan assets is to maintain a broadly diversified portfolio designed to achieve our target average long-term rate of return of 6.25%. While we believe we can achieve a long-term average rate of return of 6.25%, we cannot be certain that the portfolio will perform to our expectations. Assets are strategically allocated among equity, debt, and other investments in order to achieve a diversification level that reduces fluctuations in investment returns. Asset allocation target ranges for equity, debt, and other portfolios are evaluated at least every three years with the assistance of an independent consulting firm. Actual asset allocations are monitored monthly, and rebalancing actions are executed at least quarterly, as needed.

Since 2020, the asset allocation targets for equity and debt have been adjusted annually to move from equity to debt as a de-risking measure. The current target endpoint for this de-risking is 45% equity and 55% debt in 2023. Equity risks are balanced by investing a significant portion of the plans’ assets in high-quality debt securities. The average credit rating of the debt portfolio was A+ and A at December 31, 2021 and 2020, respectively. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities. The weighted-average maturity of the debt portfolio was 20 years and 17 years at December 31, 2021 and 2020, respectively.

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

Registered Investment Companies – Registered Investment Companies are entities primarily engaged in the business of investing in securities and are registered with the SEC. The plan’s holdings of Registered Investment Companies include both public and private fund vehicles. The public vehicles are exchange-traded funds (stocks), which are classified as Level 1 investments. The private vehicles (bonds) do not have published pricing and are valued using Net Asset Value (NAV).

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

Collective Trust and Other Funds – Collective trust and other funds are comprised of shares or units in commingled funds and limited liability companies that are not publicly traded. The underlying assets in these entities (U.S. stock funds, non-U.S. stock funds, commodity funds, hedge funds, and short-term investment funds) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. The fair value recorded by the plan is calculated using NAV for each investment.

As of December 31, 2021, the pension plan assets measured at fair value on a recurring basis were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Inputs	Inputs	Inputs
Millions	(Level 1)	(Level 2)	(Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$9	$-	$-	$9
Registered investment companies [a]	10	-	-	10
Federal government securities	-	742	-	742
Bonds and debentures	-	1,116	-	1,116
Corporate stock	1,980	10	-	1,990
Total plan assets at fair value	$1,999	$1,868	$-	$3,867
Plan assets at NAV:
Registered investment companies [b]				185
Venture capital and buyout partnerships				710
Real estate funds				48
Collective trust and other funds				756
Total plan assets at NAV				$1,699
Other assets/(liabilities) [c]				(12)
Total plan assets				$5,554

As of December 31, 2020, the pension plan assets measured at fair value on a recurring basis were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Inputs	Inputs	Inputs
Millions	(Level 1)	(Level 2)	(Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$9	$-	$-	$9
Registered investment companies [a]	252	-	-	252
Federal government securities	-	150	-	150
Bonds and debentures	-	831	-	831
Corporate stock	2,209	8	-	2,217
Total plan assets at fair value	$2,470	$989	$-	$3,459
Plan assets at NAV:
Registered investment companies [b]				312
Venture capital and buyout partnerships				585
Real estate funds				161
Collective trust and other funds				498
Total plan assets at NAV				$1,556
Other assets/(liabilities) [c]				1
Total plan assets				$5,016

[a]	Registered investment companies measured at fair value are stock investments.
[b]	Registered investment companies measured at NAV include bond investments.
[c]	Includes accrued receivables, net payables, and pending broker settlements.

The master trust’s investments in limited partnerships and similar structures (used to invest in private equity and real estate) are valued at fair value based on their proportionate share of the partnerships’ fair value as recorded in the limited partnerships’ audited financial statements. The limited partnerships allocate gains, losses, and expenses to the partners based on the ownership percentage as described in the partnership agreements. At December 31, 2021 and 2020, the master trust had future commitments for additional contributions to private equity partnerships totaling $115 million and $147 million, respectively, and to real estate partnerships and funds totaling $7 million and $7 million, respectively.

Other Retirement Programs

Other Postretirement Benefits (OPEB) – We provide medical and life insurance benefits for eligible retirees hired before January 1, 2004. These benefits are funded as medical claims and life insurance premiums are paid. OPEB expense is determined based upon the annual service cost of benefits and the interest cost on those liabilities, less the expected return on plan assets. Our OPEB liability was $165 million and $190 million at  December 31, 2021 and 2020, respectively. OPEB net periodic benefit cost/(benefit) was ($3) million in 2021, ($1) million in 2020, and $10 million in 2019.

401(k)/Thrift Plan – For non-union employees hired prior to January 1, 2018, and eligible union employees for whom we make matching contributions, we provide a defined contribution plan (401(k)/thrift plan). We match 50% for each dollar contributed by employees up to the first 6% of compensation contributed. For non-union employees hired on or after January 1, 2018, we match 100% for each dollar, up to the first 6% of compensation contributed, in addition to contributing an annual amount of 3% of the employee’s annual base salary. Our plan contributions were $21 million in 2021, $19 million in 2020, and $20 million in 2019.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $550 million in 2021, $569 million in 2020, and $654 million in 2019.

Collective Bargaining Agreements – Under collective bargaining agreements, we participate in multi-employer benefit plans that provide certain postretirement health care and life insurance benefits for eligible union employees. Premiums paid under these plans are expensed as incurred and amounted to $30 million in 2021, $30 million in 2020, and $42 million in 2019.

6. Other Income

Other income included the following for the years ended December 31:

Millions	2021	2020	2019
Rental income	$136	$123	$124
Gain on non-operating asset dispositions [a]	98	115	20
Gain from sale of investment	36	-	-
Net periodic pension costs	25	41	46
Interest income	5	12	32
Interest income on employment tax refund	-	-	31
Other	(3)	(4)	(10)
Total	$297	$287	$243

[a]

2021 includes a $50 million gain from a sale to the Colorado Department of Transportation. 2020 includes a $69 million gain from a land and permanent easement sale to the Illinois State Toll Highway Authority.

7. Income Taxes

Components of income tax expense were as follows for the years ended December 31:

Millions	2021	2020	2019
Current tax expense:
Federal	$1,446	$1,026	$1,000
State	347	259	254
Foreign	8	6	8
Total current tax expense	1,801	1,291	1,262
Deferred and other tax expense/(benefit):
Federal	199	295	417
State [a]	(44)	45	128
Foreign	(1)	-	21
Total deferred and other tax expense	154	340	566
Total income tax expense	$1,955	$1,631	$1,828

[a]

In 2021, Nebraska, Oklahoma, Idaho, Louisiana and Arkansas enacted corporate income tax legislation that resulted in a net $32 million reduction of our deferred tax expense. In 2019, Arkansas enacted legislation to reduce their corporate income tax rate for future years resulting in a $21 million reduction of our deferred tax expense.

For the years ended December 31, reconciliations between statutory and effective tax rates are as follows:

Tax Rate Percentages	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
State statutory rates, net of federal benefits	3.7	3.7	3.7
Deferred tax adjustments	(0.6)	(0.1)	(0.1)
Dividends received deduction	(0.5)	(0.5)	(0.6)
Excess tax benefits from equity compensation plans	(0.3)	(0.8)	(0.7)
Other	(0.2)	0.1	0.3
Effective tax rate	23.1%	23.4%	23.6%

Deferred income tax assets/(liabilities) were comprised of the following at December 31, 2021 and 2020:

Millions	2021	2020
Deferred income tax liabilities:
Property	$(12,657)	$(12,474)
Operating lease assets	(441)	(397)
Other	(534)	(444)
Total deferred income tax liabilities	(13,632)	(13,315)
Deferred income tax assets:
Operating lease liabilities	434	396
Accrued casualty costs	157	143
Accrued wages	45	40
Retiree benefits	39	255
Stock compensation	26	26
Other	256	208
Total deferred income tax assets	957	1,068
Net deferred income tax liability	$(12,675)	$(12,247)

In 2021 and 2020, there were no valuation allowances against deferred tax assets.

A reconciliation of changes in unrecognized tax benefits liabilities/(assets) from the beginning to the end of the reporting period is as follows:

Millions	2021	2020	2019
Unrecognized tax benefits at January 1	$74	$64	$174
Decreases for positions taken in prior years	(24)	(19)	(96)
Refunds from/(payments to) and settlements with taxing authorities	(12)	-	(11)
Increases for positions taken in current year	3	18	20
Increases/(decreases) for interest and penalties	(3)	5	(5)
Increases for positions taken in prior years	1	7	44
Lapse of statutes of limitations	(1)	(1)	(62)
Unrecognized tax benefits at December 31	$38	$74	$64

We recognize interest and penalties as part of income tax expense. Total accrued liabilities/(receivables) for interest and penalties were ($1) million and $8 million at December 31, 2021 and 2020, respectively. Total interest and penalties recognized as part of income tax expense/(benefit) were ($5) million for 2021, $5 million for 2020, and ($4) million for 2019.

Several state tax authorities are examining our state income tax returns for years 2017 through 2019.

We do not expect our unrecognized tax benefits to change significantly in the next 12 months. The portion of our unrecognized tax benefits that relates to permanent changes in tax and interest would reduce our effective tax rate, if recognized. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. The unrecognized tax benefits that would reduce our effective tax rate are $31 million for 2021, $52 million for 2020, and $39 million for 2019.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31, 2021, 2020 and 2019:

Millions, Except Per Share Amounts	2021	2020	2019
Net income	$6,523	$5,349	$5,919
Weighted-average number of shares outstanding:
Basic	653.8	677.3	703.5
Dilutive effect of stock options	0.8	0.8	1.2
Dilutive effect of retention shares and units	0.8	1.0	1.4
Diluted	655.4	679.1	706.1
Earnings per share – basic	$9.98	$7.90	$8.41
Earnings per share – diluted	$9.95	$7.88	$8.38

Common stock options totaling 0.2 million, 0.3 million, and 0.5 million for 2021, 2020, and 2019, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.

9. Accumulated Other Comprehensive Income/Loss

Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2021	$(1,381)	$(212)	$(1,593)
Other comprehensive income/(loss) before reclassifications	-	(44)	(44)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	723	-	723
Net year-to-date other comprehensive income/(loss), net of taxes of ($237) million	723	(44)	679
Balance at December 31, 2021	$(658)	$(256)	$(914)

Balance at January 1, 2020	$(1,150)	$(206)	$(1,356)
Other comprehensive income/(loss) before reclassifications	2	(6)	(4)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	(233)	-	(233)
Net year-to-date other comprehensive income/(loss), net of taxes of $75 million	(231)	(6)	(237)
Balance at December 31, 2020	$(1,381)	$(212)	$(1,593)

[a]

The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. At December 31, 2021 and 2020, our accounts receivable were reduced by $10 million and $17 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Consolidated Statements of Financial Position. Receivables classified as other assets were reduced by allowances of $51 million at both  December 31, 2021 and 2020.

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

The amount recorded under the Receivables Facility was $300 million and $0 at December 31, 2021 and 2020, respectively. The Receivables Facility was supported by $1.3 billion and $1.2 billion of accounts receivable as collateral at December 31, 2021 and 2020, respectively, which, as a retained interest, is included in accounts receivable, net in our Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $4 million, $7 million, and $14 million for 2021, 2020, and 2019, respectively.

11. Properties

The following tables list the major categories of property and equipment as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2021	Cost	Depreciation	Value	Useful Life
Land	$5,339	$ N/A	$5,339	N/A
Road:
Rail and other track material	17,980	6,844	11,136	44
Ties	11,364	3,516	7,848	34
Ballast	6,070	1,852	4,218	34
Other roadway [a]	21,593	4,657	16,936	47
Total road	57,007	16,869	40,138	N/A
Equipment:
Locomotives	9,371	3,779	5,592	17
Freight cars	2,227	822	1,405	24
Work equipment and other	1,161	411	750	18
Total equipment	12,759	5,012	7,747	N/A
Technology and other	1,209	523	686	12
Construction in progress	961	-	961	N/A
Total	$77,275	$22,404	$54,871	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2020	Cost	Depreciation	Value	Useful Life
Land	$5,246	$ N/A	$5,246	N/A
Road:
Rail and other track material	17,620	6,631	10,989	42
Ties	11,051	3,331	7,720	34
Ballast	5,926	1,753	4,173	34
Other roadway [a]	21,030	4,329	16,701	48
Total road	55,627	16,044	39,583	N/A
Equipment:
Locomotives	9,375	3,555	5,820	17
Freight cars	2,118	789	1,329	25
Work equipment and other	1,107	351	756	18
Total equipment	12,600	4,695	7,905	N/A
Technology and other	1,199	520	679	13
Construction in progress	748	-	748	N/A
Total	$75,420	$21,259	$54,161	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

Property and Depreciation – Our railroad operations are highly capital-intensive, and our large base of homogeneous, network-type assets turns over on a continuous basis. Each year we develop a capital program for the replacement of assets and for the acquisition or construction of assets that enable us to enhance our operations or provide new service offerings to customers. We currently have more than 60 depreciable asset classes, and we may increase or decrease the number of asset classes due to changes in technology, asset strategies, or other factors.

We determine the estimated service lives of depreciable railroad assets by means of depreciation studies. We perform depreciation studies at least every 3 years for equipment and every 6 years for track assets (i.e., rail and other track material, ties, and ballast) and other road property. Our depreciation studies take into account the following factors:

●	Statistical analysis of historical patterns of use and retirements of each of our asset classes,
●	Evaluation of any expected changes in current operations and the outlook for continued use of the assets,
●	Evaluation of technological advances and changes to maintenance practices, and
●	Expected salvage to be received upon retirement.

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

Under the group method of depreciation, the historical cost (net of salvage) of depreciable property that is retired or replaced in the ordinary course of business is charged to accumulated depreciation and no gain or loss is recognized. The historical cost of certain track assets is estimated by multiplying the current replacement cost of track assets by a historical index factor derived from (i) inflation indices published by the Bureau of Labor Statistics and (ii) the estimated useful lives of the assets as determined by our depreciation studies. The indices were selected because they closely correlate with the major costs of the properties comprising the applicable track asset classes. Because of the number of estimates inherent in the depreciation and retirement processes and because it is impossible to precisely estimate each of these variables until a group of property is completely retired, we continually monitor the estimated service lives of our assets and the accumulated depreciation associated with each asset class to ensure our depreciation rates are appropriate. In addition, we determine if the recorded amount of accumulated depreciation is deficient (or in excess) of the amount indicated by our depreciation studies. Any deficiency (or excess) is amortized as a component of depreciation expense over the remaining service lives of the applicable classes of assets.

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

We review construction in progress assets that have not yet been placed into service, for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset or assets may not be recoverable. If impairment indicators are present and the estimated future undiscounted cash flows are less than the carrying value of construction in progress assets when grouped with other assets and liabilities at the lowest level where identifiable cash flows are largely independent, the carrying value is reduced to the estimated fair value.

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

Costs incurred that extend the useful life of an asset, improve the safety of our operations, or improve operating efficiency are capitalized, while normal repairs and maintenance are expensed as incurred. These costs are allocated using appropriate statistical bases. Total expense for repairs and maintenance incurred was $2.1 billion for 2021, $2.0 billion for 2020, and $2.3 billion for 2019.

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

12. Accounts Payable and Other Current Liabilities

	Dec. 31,	Dec. 31,
Millions	2021	2020
Income and other taxes payable	$823	$635
Accounts payable	752	612
Accrued wages and vacation	352	340
Interest payable	330	326
Current operating lease liabilities (Note 16)	330	321
Accrued casualty costs	187	177
Equipment rents payable	98	101
Other	706	592
Total accounts payable and other current liabilities	$3,578	$3,104

13. Financial Instruments

Short-Term Investments – All of the Company’s short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of December 31, 2021, the Company had $46 million of short-term investments. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At December 31, 2021, the fair value of total debt was $32.9 billion, approximately $3.2 billion more than the carrying value. At December 31, 2020, the fair value of total debt was $31.9 billion, approximately $5.1 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Total debt as of December 31, 2021 and 2020 is summarized below:

Millions	2021	2020
Notes and debentures, 2.2% to 7.1% due through April 6, 2071	$29,508	$26,608
Equipment obligations, 2.6% to 6.2% due through January 2, 2031	848	885
Commercial paper, 0.2% to 0.3% due through January 26, 2022	400	75
Finance leases, 3.1% to 8.0% due through December 10, 2028	336	449
Receivables Facility (Note 10)	300	-
Term loans - floating rate, due August 31, 2022	100	250
Unamortized discount and deferred issuance costs	(1,763)	(1,538)
Total debt	29,729	26,729
Less: current portion	(2,166)	(1,069)
Total long-term debt	$27,563	$25,660

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2021, excluding market value adjustments:

Millions
2022	$2,180
2023	1,385
2024	1,439
2025	1,429
2026	1,016
Thereafter	24,043
Total principal	31,492
Unamortized discount and deferred issuance costs	(1,763)
Total debt	$29,729

Equipment Encumbrances – Equipment with a carrying value of approximately $1.2 billion and $1.3 billion at December 31, 2021 and 2020, respectively, served as collateral for finance leases and other types of equipment obligations in accordance with the secured financing arrangements utilized to acquire or refinance such railroad equipment.

Debt Redemptions – On November 1, 2020, we redeemed all $500 million of outstanding 4.0% notes due February 1, 2021, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.

Debt Exchange - On April 6, 2021, we exchanged approximately $1.7 billion of various outstanding notes and debentures due between 2028 and 2065 (Existing Notes) for $701 million of 2.891% notes due April 6, 2036 (New 2036 Notes) and $1.0 billion of 3.799% notes due April 6, 2071 (New 2071 Notes), plus cash consideration of approximately $257 million in addition to $14 million for accrued and unpaid interest on the Existing Notes. In accordance with ASC 470-50-40, Debt-Modifications and Extinguishments-Derecognition, this transaction was accounted for as a debt exchange, as the exchanged debt instruments are not considered to be substantially different. The cash consideration was recorded as an adjustment to the carrying value of debt, and the balance of the unamortized discount and issue costs from the Existing Notes is being amortized as an adjustment of interest expense over the terms of the new notes. No gain or loss was recognized as a result of the exchange. Costs related to the debt exchange that were payable to parties other than the debt holders totaled approximately $13 million and were included in interest expense during 2021.

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

Credit Facilities – At December 31, 2021, we had $2.0 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during 2021. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on LIBOR, plus a spread, depending upon credit ratings for our senior unsecured debt. The 5-year facility, set to expire on June 8, 2023, requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At December 31, 2021, the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $41.2 billion of debt (as defined in the Facility), and we had $31.5 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During 2021, we issued $2.1 billion and repaid $1.8 billion of commercial paper with maturities ranging from 7 to 86 days. As of December 31, 2021 and 2020, we had $400 million and $75 million of commercial paper outstanding, respectively. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

In May 2020, we entered into three bilateral revolving credit lines, totaling $600 million of available credit. Since entering into the three bilateral revolving credit lines, we drew $300 million and repaid $300 million. All three bilateral revolving credit lines matured by May 18, 2021.

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

During 2021, we issued the following unsecured, fixed-rate debt securities under our shelf registration:

Date	Description of Securities
May 20, 2021	$850 million of 2.375% Notes due May 20, 2031
$1.0 billion of 3.200% Notes due May 20, 2041
$650 million of 3.550% Notes due May 20, 2061
September 10, 2021	$150 million of 2.375% Notes due May 20, 2031
$850 million of 2.950% Notes due March 10, 2052

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At December 31, 2021, we had remaining authority to issue up to $2.5 billion of debt securities under our shelf registration.

On February 3, 2022, the Board of Directors renewed its authorization for the Company to issue up to $12.0 billion of debt securities under the Shelf. This reauthorization replaces the authorization in 2021.

Receivables Securitization Facility – As of December 31, 2021 and 2020, we recorded $300 million and $0, respectively, of borrowings under our Receivables Facility, as secured debt. (See further discussion of our receivables securitization facility in Note 10.)

LIBOR Transition – Each of our $2.0 billion revolving credit facility, term loan, and Receivables Facility currently use LIBOR as the benchmark for the floating interest rates. Authorities that regulate LIBOR have announced plans to phase out LIBOR so that it will, at some point, cease to exist as a benchmark for floating interest rates. To address the phase out of LIBOR, the agreements for substantially all of these facilities include a mechanism to replace LIBOR with an alternative rate or benchmark under specified circumstances through an amendment to the agreements. As part of this process, we will need to renegotiate our agreements to reference that alternative rate or benchmark, and may need to modify our existing benchmark replacement language, or obtain replacement facilities.

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $1.1 billion as of December 31, 2021, and are recorded as operating lease liabilities at present value in our Consolidated Statements of Financial Position.

16. Leases

We lease certain locomotives, freight cars, and other property for use in our rail operations.

The following are additional details related to our lease portfolio:

		Dec. 31,	Dec. 31,
Millions	Classification	2021	2020
Assets
Operating leases	Operating lease assets	$1,787	$1,610
Finance leases	Properties, net [a]	366	370
Total leased assets		$2,153	$1,980
Liabilities
Current
Operating	Accounts payable and other current liabilities	$330	$321
Finance	Debt due within one year	92	109
Noncurrent
Operating	Operating lease liabilities	1,429	1,283
Finance	Debt due after one year	244	340
Total lease liabilities		$2,095	$2,053

[a]	Finance lease assets are recorded net of accumulated amortization of $687 million and $737 million as of December 31, 2021 and 2020, respectively.

The lease cost components are classified as follows:

Millions	Dec 31, 2021	Dec 31, 2020
Operating lease cost [a]	$303	$317
Short-term lease cost	25	26
Variable lease cost	11	10
Finance lease cost
Amortization of leased assets [b]	69	66
Interest on lease liabilities [c]	20	27
Net lease cost	$428	$446

[a]	Operating lease cost is primarily reported in equipment and other rents in our Consolidated Statements of Income.
[b]	Amortization of leased assets is reported in depreciation in our Consolidated Statements of Income.
[c]	Interest on lease liabilities is reported in interest expense in our Consolidated Statements of Income.

The following table presents aggregate lease maturities as of December 31, 2021:

Millions	Operating Leases	Finance Leases	Total
2022	$333	$107	$440
2023	293	81	374
2024	285	68	353
2025	285	45	330
2026	215	36	251
After 2026	555	41	596
Total lease payments	$1,966	$378	$2,344
Less: Interest	207	42	249
Present value of lease liabilities	$1,759	$336	$2,095

The following table presents the weighted average remaining lease term and discount rate:

Dec. 31,
2021
Weighted-average remaining lease term (years)
Operating leases	7.3
Finance leases	4.8
Weighted-average discount rate (%)
Operating leases	3.2
Finance leases	4.9

The following table presents other information related to our operating and finance leases for the years ended December 31:

Millions	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$292	$323
Investing cash flows from operating leases	27	30
Operating cash flows from finance leases	26	29
Financing cash flows from finance leases	106	113
Leased assets obtained in exchange for finance lease liabilities	-	-
Leased assets obtained in exchange for operating lease liabilities	442	93

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

Personal Injury – The Federal Employers’ Liability Act (FELA) governs compensation for work-related accidents. Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at December 31, 2021. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $325 million to $358 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2021	2020	2019
Beginning balance	$270	$265	$271
Current year accruals	93	72	78
Changes in estimates for prior years	48	(3)	(11)
Payments	(86)	(64)	(73)
Ending balance at December 31	$325	$270	$265
Current portion, ending balance at December 31	$64	$60	$63

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 376 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 28 sites that are the subject of actions taken by the U.S. government, 18 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

Our environmental liability activity was as follows:

Millions	2021	2020	2019
Beginning balance	$233	$227	$223
Accruals	69	76	67
Payments	(59)	(70)	(63)
Ending balance at December 31	$243	$233	$227
Current portion, ending balance at December 31	$60	$65	$62

The environmental liability includes future costs for remediation and restoration of sites, as well as ongoing monitoring costs, but excludes any anticipated recoveries from third-parties. Cost estimates are based on information available for each site, financial viability of other potentially responsible parties, and existing technology, laws, and regulations. The ultimate liability for remediation is difficult to determine because of the number of potentially responsible parties, site-specific cost sharing arrangements with other potentially responsible parties, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs. Estimates of liability may vary over time due to changes in federal, state, and local laws governing environmental remediation. Current obligations are not expected to have a material adverse effect on our consolidated results of operations, financial condition, or liquidity.

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

18. Share Repurchase Programs

Effective April 1, 2019, our Board of Directors authorized the repurchase of up to 150 million shares of our common stock by March 31, 2022, replacing our previous repurchase program. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions. As of December 31, 2021, we repurchased a total of $48.2 billion of our common stock since commencement of our repurchase programs in 2007. The table below represents shares repurchased under repurchase programs during 2021 and 2020:

	Number of Shares Purchased		Average Price Paid [a]
	2021	2020	2021	2020
First quarter [b]	6,691,421	14,305,793	$209.50	$178.66
Second quarter [c]	12,204,409	-	222.46	-
Third quarter [d]	8,604,239	4,045,575	210.31	98.87
Fourth quarter	5,837,551	3,780,743	233.71	198.07
Total	33,337,620	22,132,111	$218.69	$167.39
Remaining number of shares that may be repurchased under current authority				77,685,350

[a]

In the period of the final settlement, the average price paid under the accelerated share repurchase programs is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2021 and 2020 accelerated share repurchase programs was $217.56 and $155.86, respectively.

[b]	Includes 8,786,380 shares repurchased in February 2020 under accelerated share repurchase programs.
[c]	Includes 7,209,156 shares repurchased in May 2021 under accelerated share repurchase programs.
[d]	Includes an incremental 1,983,859 and 4,045,575 shares received upon final settlement in September 2021 and July 2020, respectively, under accelerated share repurchase programs.

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

From January 1, 2022, through February 3, 2022, we repurchased 2.4 million shares at an aggregate cost of approximately $590 million.

On February 3, 2022, the Board of Directors approved a new share repurchase authorization, enabling the Company to buy up to 100 million of its common shares by March 31, 2025. The new authorization is effective April 1, 2022, and replaces the current authorization, which will expire on March 31, 2022.

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

UPRR had $1.6 billion and $1.5 billion recognized as investments related to TTX in our Consolidated Statements of Financial Position as of December 31, 2021 and 2020, respectively. TTX car hire expenses of $375 million in 2021, $375 million in 2020, and $407 million in 2019 are included in equipment and other rents in our Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $57 million and $59 million at December 31, 2021 and 2020, respectively.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2021, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on the next page.

February 3, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Union Pacific Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Union Pacific Corporation and Subsidiary Companies (the “Corporation”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Corporation and our report dated February 4, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 4, 2022

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

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

(c)	Delinquent Section 16(a) Reports.

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

Item 11. Executive Compensation

Information concerning compensation received by our directors and our named executive officers is presented in the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in Fiscal Year 2021, Outstanding Equity Awards at 2021 Fiscal Year-End, Option Exercises and Stock Vested in Fiscal Year 2021, Pension Benefits at 2021 Fiscal Year-End, Nonqualified Deferred Compensation at 2021 Fiscal Year-End, Potential Payments Upon Termination or Change in Control and Director Compensation in Fiscal Year 2021 segments of the Proxy Statement and is incorporated herein by reference. Additional information regarding compensation of directors, including Board committee members, is set forth in the By-Laws of UPC and the Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, both of which are included as exhibits to this report. Information regarding the Compensation and Benefits Committee is set forth in the Compensation Committee Interlocks and Insider Participation and Compensation Committee Report segments of the Proxy Statement and is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions and Director Independence

Information on related transactions is set forth in the Certain Relationships and Related Transactions and Compensation Committee Interlocks and Insider Participation segments of the Proxy Statement and is incorporated herein by reference. We do not have any relationship with any outside third-party that would enable such a party to negotiate terms of a material transaction that may not be available to, or available from, other parties on an arm’s-length basis.

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

Item 15. Exhibit and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits:

(1) Financial Statements

The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8, on page 33.

(2) Financial Statement Schedules

Schedules have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Item 8, or notes thereto.

(3) Exhibits

Exhibits are listed in the exhibit index beginning on page 64. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

UNION PACIFIC CORPORATION

Exhibit Index

Exhibit No.	Description

Filed with this Statement

10(a)†	Form of Performance Stock Unit Agreement dated February 3, 2022.

10(b)†	Form of Non-Qualified Stock Option Agreement for Executives dated February 3, 2022.

10(c)†	Union Pacific Corporation Key Employee Continuity Plan, as amended December 10, 2021.

21	List of the Corporation’s significant subsidiaries and their respective states of incorporation.

23	Independent Registered Public Accounting Firm’s Consent.

24	Powers of attorney executed by the directors of UPC.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Lance M. Fritz.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 –Jennifer L. Hamann.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Lance M. Fritz and Jennifer L. Hamann.

101

The following financial and related information from Union Pacific Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021 (filed with the SEC on February 4, 2022), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019, (ii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019, (iii) Consolidated Statements of Financial Position at December 31, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019, (v) Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2021, 2020, and 2019, and (vi) the Notes to the Consolidated Financial Statements.

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

4(d)	Form of 2.375% Note due 2031 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated May 20, 2021.

4(e)	Form of 3.200% Note due 2041 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated May 20, 2021.

4(f)	Form of 3.550% Note due 2061 is incorporated by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated May 20, 2021.

4(g)	Form of 2.375% Note due 2031 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated September 10, 2021.

4(h)	Form of 2.950% Note due 2052 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated September 10, 2021.

Certain instruments evidencing long-term indebtedness of UPC are not filed as exhibits because the total amount of securities authorized under any single such instrument does not exceed 10% of the Corporation’s total consolidated assets. UPC agrees to furnish the Commission with a copy of any such instrument upon request by the Commission.

10(d)†

Supplemental Thrift Plan (409A Grandfathered Component) of Union Pacific Corporation, as amended March 1, 2013, is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10(e)†

Supplemental Thrift Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, as amended January 1, 2018, is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

10(f)†

Supplemental Pension Plan for Officers and Managers (409A Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended February 1, 2013, and March 1, 2013 is incorporated herein by reference to Exhibit 10(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10(g)†	Supplemental Pension Plan for Officers and Managers (409A Non-Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended December 9, 2020, is incorporated herein by reference to Exhibit 10(d) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

10(h)†

Deferred Compensation Plan (409A Grandfathered Component) of Union Pacific Corporation, as amended March 1, 2013, is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

10(i)†	Deferred Compensation Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, as amended December 9, 2020, is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

10(q)†	Union Pacific Corporation 2021 Stock Incentive Plan, effective as of May 13, 2021 is incorporated by reference to Exhibit 99.1 to the Corporation's Form S-8 dated May 25, 2021.

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

10(u)†	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

10(v)†	Form of Stock Unit Agreement for Executives is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

10(w)†	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

10(x)†	Form of Stock Unit Agreement for Executives is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

10(y)†	Form of 2019 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

10(z)†	Form of 2020 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

10(aa)†	Form of 2021 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

10(bb)†

Executive Incentive Plan (2005) – Deferred Compensation Program, dated December 21, 2005 is incorporated herein by reference to Exhibit 10(g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

† Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of February, 2022.

UNION PACIFIC CORPORATION

By	/s/ Lance M. Fritz
Lance M. Fritz,
Chairman, President and
Chief Executive Officer
Union Pacific Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 4th day of February, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

PRINCIPAL EXECUTIVE OFFICER
AND DIRECTOR:

	By	/s/ Lance M. Fritz
Lance M. Fritz,
Chairman, President and
Chief Executive Officer
Union Pacific Corporation

PRINCIPAL FINANCIAL OFFICER:

	By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

	By	/s/ Todd M. Rynaski
Todd M. Rynaski,
Vice President and Controller

DIRECTORS:

Andrew H. Card, Jr.*	Jane H. Lute*
William J. DeLaney*	Michael R. McCarthy*
David B. Dillon*	Thomas F. McLarty III*
Sheri H. Edison*	Jose H. Villarreal*
Deborah C. Hopkins*	Christopher J. Williams*

* By	/s/ Craig V. Richardson
Craig V. Richardson, Attorney-in-fact