Form 10-Q
period 2022-03-31
UNION PACIFIC CORP
filed 2022-04-21
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

☐Yes     ☒ No

As of April 15, 2022, there were 628,025,156 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2022	2021
Operating revenues:
Freight revenues	$5,440	$4,649
Other revenues	420	352
Total operating revenues	5,860	5,001
Operating expenses:
Compensation and benefits	1,101	1,026
Fuel	714	411
Purchased services and materials	561	490
Depreciation	555	549
Equipment and other rents	215	212
Other	337	320
Total operating expenses	3,483	3,008
Operating income	2,377	1,993
Other income, net (Note 6)	47	51
Interest expense	(307)	(290)
Income before income taxes	2,117	1,754
Income taxes	(487)	(413)
Net income	$1,630	$1,341
Share and Per Share (Note 7):
Earnings per share - basic	$2.58	$2.01
Earnings per share - diluted	$2.57	$2.00
Weighted average number of shares - basic	632.2	667.6
Weighted average number of shares - diluted	633.6	669.2

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended March 31,	2022	2021
Net income	$1,630	$1,341
Other comprehensive income/(loss):
Defined benefit plans	15	25
Foreign currency translation	21	(26)
Total other comprehensive income/(loss) [a]	36	(1)
Comprehensive income	$1,666	$1,340

[a]	Net of deferred taxes of ($5) million and ($8) million during the three months ended March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	Mar. 31,	Dec. 31,
Millions, Except Share and Per Share Amounts	2022	2021
Assets
Current assets:
Cash and cash equivalents	$909	$960
Short-term investments (Note 12)	46	46
Accounts receivable, net (Note 9)	1,958	1,722
Materials and supplies	726	621
Other current assets	237	202
Total current assets	3,876	3,551
Investments	2,279	2,241
Properties, net (Note 10)	55,064	54,871
Operating lease assets	1,727	1,787
Other assets	1,105	1,075
Total assets	$64,051	$63,525
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 11)	$3,903	$3,578
Debt due within one year (Note 13)	1,559	2,166
Total current liabilities	5,462	5,744
Debt due after one year (Note 13)	30,680	27,563
Operating lease liabilities	1,291	1,429
Deferred income taxes	12,739	12,675
Other long-term liabilities	1,982	1,953
Commitments and contingencies (Note 14)
Total liabilities	52,154	49,364
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,112,643,596 and
1,112,440,400 issued; 628,202,430 and 638,841,656 outstanding, respectively	2,782	2,781
Paid-in-surplus	4,571	4,979
Retained earnings	55,937	55,049
Treasury stock	(50,515)	(47,734)
Accumulated other comprehensive loss (Note 8)	(878)	(914)
Total common shareholders' equity	11,897	14,161
Total liabilities and common shareholders' equity	$64,051	$63,525

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended March 31,	2022	2021
Operating Activities
Net income	$1,630	$1,341
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	555	549
Deferred and other income taxes	60	54
Other operating activities, net	(43)	(131)
Changes in current assets and liabilities:
Accounts receivable, net	(236)	(105)
Materials and supplies	(105)	(21)
Other current assets	(43)	(1)
Accounts payable and other current liabilities	63	(67)
Income and other taxes	355	339
Cash provided by operating activities	2,236	1,958
Investing Activities
Capital investments	(848)	(536)
Proceeds from asset sales	32	17
Maturities of short-term investments (Note 12)	-	24
Purchases of short-term investments (Note 12)	-	(24)
Other investing activities, net	(20)	14
Cash used in investing activities	(836)	(505)
Financing Activities
Debt issued (Note 13)	3,490	-
Share repurchase programs (Note 15)	(2,743)	(1,347)
Debt repaid	(866)	(47)
Dividends paid	(743)	(650)
Accelerated share repurchase programs pending final settlement (Note 15)	(440)	-
Net issued/(paid) commercial paper (Note 13)	(100)	(15)
Other financing activities, net	(51)	(14)
Cash used in financing activities	(1,453)	(2,073)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(53)	(620)
Cash, cash equivalents, and restricted cash at beginning of year	983	1,818
Cash, cash equivalents, and restricted cash at end of period	$930	$1,198
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$157	$99
Common shares repurchased but not yet paid	10	55
Cash (paid for)/received from:
Income taxes, net of refunds	$(7)	$(1)
Interest, net of amounts capitalized	(382)	(394)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$909	$1,183
Restricted cash equivalents in other current assets	17	3
Restricted cash equivalents in other assets	4	12
Total cash, cash equivalents and restricted cash equivalents per above	$930	$1,198

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2021	1,112.2	(440.9)	$2,781	$4,864	$51,326	$(40,420)	$(1,593)	$16,958
Net income			-	-	1,341	-	-	1,341
Other comprehensive income/(loss)			-	-	-	-	(1)	(1)
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.3	0.2	-	10	-	(4)	-	6
Share repurchase programs (Note 15)	-	(6.7)	-	-	-	(1,402)	-	(1,402)
Dividends declared ($0.97 per share)	-	-	-	-	(648)	-	-	(648)
Balance at March 31, 2021	1,112.5	(447.4)	$2,781	$4,874	$52,019	$(41,826)	$(1,594)	$16,254

Balance at January 1, 2022	1,112.4	(473.6)	$2,781	$4,979	$55,049	$(47,734)	$(914)	$14,161
Net income			-	-	1,630	-	-	1,630
Other comprehensive income/(loss)			-	-	-	-	36	36
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.2	1	32	-	(28)	-	5
Share repurchase programs (Note 15)	-	(11.0)	-	(440)	-	(2,753)	-	(3,193)
Dividends declared ($1.18 per share)	-	-	-	-	(742)	-	-	(742)
Balance at March 31, 2022	1,112.6	(484.4)	$2,782	$4,571	$55,937	$(50,515)	$(878)	$11,897

[a]	AOCI = Accumulated Other Comprehensive Income/Loss (Note 8)
[b]	ESPP = employee stock purchase plan (Note 4)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2021 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2021, is derived from audited financial statements. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results for the entire year ending December 31, 2022.

The Condensed Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).

2. Accounting Pronouncements

In November 2021, the FASB issued Accounting Standards Update No. (ASU) 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to provide certain disclosures when they have received government assistance and use a grant or contribution accounting model by analogy to other accounting guidance. The ASU was effective January 1, 2022, and had no material impact on our consolidated financial statements and related disclosures.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. This guidance was effective beginning on March 12, 2020, and can be adopted on a prospective basis no later than December 31, 2022, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

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

The following table represents a disaggregation of our freight and other revenues:

Millions, for the Three Months Ended March 31,	2022	2021
Bulk	$1,832	$1,512
Industrial	1,921	1,656
Premium	1,687	1,481
Total freight revenues	$5,440	$4,649
Other subsidiary revenues	205	177
Accessorial revenues	201	161
Other	14	14
Total operating revenues	$5,860	$5,001

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origin or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenue from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $654 million and $565 million, respectively, for the three months ended March 31, 2022 and 2021.

4. Stock-Based Compensation

We have several stock-based compensation plans under which employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. Starting in July 2021, employees are also able to participate in our employee stock purchase plan (ESPP).

Information regarding stock-based compensation appears in the table below:

Millions, for the Three Months Ended March 31,	2022	2021
Stock-based compensation, before tax:
Stock options	$4	$4
Retention awards	22	16
ESPP	4	-
Total stock-based compensation, before tax	$30	$20
Excess tax benefits from equity compensation plans	$17	$15

Stock Options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at March 31, 2022, are subject to performance or market-based vesting conditions.

The table below shows the annual weighted-average assumptions used for Black-Scholes valuation purposes:

Weighted-Average Assumptions	2022	2021
Risk-free interest rate	1.6%	0.4%
Dividend yield	1.9%	1.9%
Expected life (years)	4.4	4.6
Volatility	28.7%	28.3%
Weighted-average grant-date fair value of options granted	$51.92	$39.97

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

A summary of stock option activity during the three months ended March 31, 2022, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2022	2,106	$149.84	6.3	$215
Granted	328	244.35	N/A	N/A
Exercised	(322)	127.49	N/A	N/A
Forfeited or expired	(6)	206.59	N/A	N/A
Outstanding at March 31, 2022	2,106	$167.82	6.8	$222
Vested or expected to vest at March 31, 2022	2,086	$167.27	6.8	$221
Options exercisable at March 31, 2022	1,407	$142.05	5.6	$185

At March 31, 2022, there was $28 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years. Additional information regarding stock option exercises appears in the following table:

Millions, for the Three Months Ended March 31,	2022	2021
Intrinsic value of stock options exercised	$42	$23
Cash received from option exercises	15	30
Treasury shares repurchased for employee payroll taxes	(5)	(6)
Tax benefit realized from option exercises	5	4
Aggregate grant-date fair value of stock options vested	13	14

Retention Awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 4 years, and dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2022, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	1,287	$165.10
Granted	232	244.40
Vested	(402)	125.26
Forfeited	(18)	187.57
Nonvested at March 31, 2022	1,099	$196.05

At March 31, 2022, there was $128 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.2 years.

Performance Retention Awards – In February 2022, our Board of Directors approved performance stock unit grants. This plan is based on performance targets for annual return on invested capital (ROIC) and operating income growth (OIG) compared to companies in the S&P 100 Industrials Index plus the Class I railroads. We define ROIC as net operating profit adjusted for interest expense (including interest on average operating lease liabilities) and taxes on interest divided by average invested capital adjusted for average operating lease liabilities.

The February 2022 stock units awarded to selected employees are subject to continued employment for 37 months, the attainment of certain levels of ROIC, and the relative three-year OIG. We expense two-thirds of the fair value of the units that are probable of being earned based on our forecasted ROIC over the 3-year performance period, and with respect to the third year of the plan, the remaining one-third of the fair value is subject to the relative three-year OIG. We measure the fair value of performance stock units based upon the closing price of the underlying common stock as of the date of grant. Dividend equivalents are accumulated during the service period and paid to participants only after the units are earned.

Changes in our performance retention awards during the three months ended March 31, 2022, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	641	$173.03
Granted	209	244.35
Vested	(54)	161.57
Unearned	(163)	161.57
Forfeited	(8)	200.18
Nonvested at March 31, 2022	625	$200.51

At March 31, 2022, there was $45 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.9 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

Millions, for the Three Months Ended March 31,	2022	2021
Service cost	$26	$30
Interest cost	31	26
Expected return on plan assets	(73)	(67)
Amortization of actuarial loss	22	36
Net periodic pension cost	$6	$25

Cash Contributions

For the three months ended March 31, 2022, cash contributions totaled $0 to the qualified pension plans. Any contributions made during 2022 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31, 2022, we do not have minimum cash funding requirements for 2022.

6. Other Income

Other income included the following:

Millions, for the Three Months Ended March 31,	2022	2021
Rental income	$36	$33
Environmental remediation and restoration	(26)	(4)
Net periodic pension costs	20	5
Other	17	17
Total	$47	$51

7. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2022	2021
Net income	$1,630	$1,341
Weighted-average number of shares outstanding:
Basic	632.2	667.6
Dilutive effect of stock options	0.7	0.8
Dilutive effect of retention shares and units	0.7	0.8
Diluted	633.6	669.2
Earnings per share – basic	$2.58	$2.01
Earnings per share – diluted	$2.57	$2.00
Stock options excluded as their inclusion would be anti-dilutive	0.1	0.3

8. Accumulated Other Comprehensive Income/Loss

Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2022	$(658)	$(256)	$(914)
Other comprehensive income/(loss) before reclassifications	-	21	21
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	15	-	15
Net year-to-date other comprehensive income/(loss), net of taxes of ($5) million	15	21	36
Balance at March 31, 2022	$(643)	$(235)	$(878)

Balance at January 1, 2021	$(1,381)	$(212)	$(1,593)
Other comprehensive income/(loss) before reclassifications	(1)	(26)	(27)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	26	-	26
Net year-to-date other comprehensive income/(loss), net of taxes of ($8) million	25	(26)	(1)
Balance at March 31, 2021	$(1,356)	$(238)	$(1,594)

[a]

The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

9. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. At March 31, 2022, and December 31, 2021, our accounts receivable were reduced by $9 million and $10 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At March 31, 2022, and December 31, 2021, receivables classified as other assets were reduced by allowances of $50 million and $51 million, respectively.

Receivables Securitization Facility – The Railroad maintains an $800 million, 3-year receivables securitization facility (the Receivables Facility) maturing in July 2022, with the intent to renew under comparable terms and conditions. Under the Receivables Facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount recorded under the Receivables Facility was $0 and $300 million at March 31, 2022, and December 31, 2021, respectively. The Receivables Facility was supported by $1.6 billion and $1.3 billion of accounts receivable as collateral at March 31, 2022, and December 31, 2021, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $1 million for both the three months ended   March 31, 2022 and 2021 .

Subsequent Event – On April 14, 2022, the Railroad drew $600 million on the Receivables Facility, increasing the amount recorded to $600 million in the second quarter. We used the net proceeds for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs and the early redemption of one of our outstanding corporate notes.

10. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of March 31, 2022	Cost	Depreciation	Value	Useful Life
Land	$5,336	$ N/A	$5,336	N/A
Road:
Rail and other track material	18,102	6,910	11,192	43
Ties	11,455	3,563	7,892	34
Ballast	6,104	1,878	4,226	34
Other roadway [a]	21,791	4,730	17,061	47
Total road	57,452	17,081	40,371	N/A
Equipment:
Locomotives	9,230	3,660	5,570	18
Freight cars	2,339	839	1,500	23
Work equipment and other	1,172	428	744	18
Total equipment	12,741	4,927	7,814	N/A
Technology and other	1,271	523	748	13
Construction in progress	795	-	795	N/A
Total	$77,595	$22,531	$55,064	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2021	Cost	Depreciation	Value	Useful Life
Land	$5,339	$ N/A	$5,339	N/A
Road:
Rail and other track material	17,980	6,844	11,136	44
Ties	11,364	3,516	7,848	34
Ballast	6,070	1,852	4,218	34
Other roadway [a]	21,593	4,657	16,936	47
Total road	57,007	16,869	40,138	N/A
Equipment:
Locomotives	9,371	3,779	5,592	17
Freight cars	2,227	822	1,405	24
Work equipment and other	1,161	411	750	18
Total equipment	12,759	5,012	7,747	N/A
Technology and other	1,209	523	686	12
Construction in progress	961	-	961	N/A
Total	$77,275	$22,404	$54,871	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

11. Accounts Payable and Other Current Liabilities

	Mar. 31,	Dec. 31,
Millions	2022	2021
Income and other taxes payable	$1,178	$823
Accounts payable	868	752
Accrued wages and vacation	355	352
Current operating lease liabilities	305	330
Interest payable	237	330
Accrued casualty costs	202	187
Equipment rents payable	96	98
Other	662	706
Total accounts payable and other current liabilities	$3,903	$3,578

12. Financial Instruments

Short-Term Investments – All of the Company’s short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of March 31, 2022, the Company had $46 million of short-term investments. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At March 31, 2022, the fair value of total debt was $32.0 billion, approximately $0.2 billion less than the carrying value. At December 31, 2021, the fair value of total debt was $32.9 billion, approximately $3.2 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

13. Debt

Credit Facilities – At March 31, 2022, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during the three months ended March 31, 2022. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on LIBOR, plus a spread, depending upon credit ratings for our senior unsecured debt. The 5-year facility, set to expire on June 8, 2023, requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At  March 31, 2022 , the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $43.0 billion of debt (as defined in the Facility), and we had $34.0 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2022, we issued $1.2 billion and repaid $1.3 billion of commercial paper with maturities ranging from 8 to 86 days, and at March 31, 2022, we had $300 million of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

Shelf Registration Statement and Significant New Borrowings – On February 3, 2022, the Board of Directors renewed its authorization for the Company to issue up to $12.0 billion of debt securities under the Company’s current three-year shelf registration filed on February 10, 2021. This reauthorization replaces the original Board authorization which had $2.5 billion in remaining authority. Under our shelf registration, we may issue, from time to time any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the three months ended March 31, 2022, we issued the following unsecured, fixed-rate debt securities under our shelf registration:

Date	Description of Securities
February 14, 2022	$1.25 billion of 2.800% Notes due February 14, 2032
$0.50 billion of 3.375% Notes due February 14, 2042
$1.25 billion of 3.500% Notes due February 14, 2053
$0.50 billion of 3.850% Notes due February 14, 2072

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At March 31, 2022, we had remaining authority to issue up to $8.5 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of March 31, 2022, and December 31, 2021, we recorded $0 and $300 million, respectively, of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 9).

Subsequent Event – On April 15, 2022, we redeemed all $750 million of outstanding 4.163% notes due July 15, 2022, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.

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

Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at March 31, 2022. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $332 million to $366 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Three Months Ended March 31,	2022	2021
Beginning balance	$325	$270
Current year accruals	23	18
Changes in estimates for prior years	6	21
Payments	(22)	(16)
Ending balance at March 31,	$332	$293
Current portion, ending balance at March 31,	$67	$60

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 367 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 28 sites that are the subject of actions taken by the U.S. government, 18 of which are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

Our environmental liability activity was as follows:

Millions, for the Three Months Ended March 31,	2022	2021
Beginning balance	$243	$233
Accruals	40	12
Payments	(15)	(11)
Ending balance at March 31,	$268	$234
Current portion, ending balance at March 31,	$64	$63

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

Insurance – The Company has a consolidated, wholly-owned captive insurance subsidiary (the captive), that provides insurance coverage for certain risks including workers compensation, general liability, auto liability, and FELA claims. The captive receives direct premiums, which are netted against the Company’s premium costs in other expenses in the Condensed Consolidated Statements of Income. We record both liabilities and reinsurance receivables using an actuarial analysis based on historical experience in our Condensed Consolidated Statements of Financial Position.

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

15. Share Repurchase Programs

Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Our previous authorization, which was effective April 1, 2019, through March 31, 2022, was approved by our Board of Directors for up to 150 million shares of common stock. As of March 31, 2022, we repurchased a total of 83.3 million of our common stock under the 2019 authorization.

The table below represents shares repurchased under the repurchase program in the first quarter of 2022 and 2021:

	Number of Shares Purchased		Average Price Paid [a]
	2022	2021	2022	2021
First quarter [b]	11,014,201	6,691,421	$249.95	$209.50

[a]	In the period of the final settlement, the average price paid under the accelerated share repurchase programs is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the initial settlement of the 2022 accelerated share repurchase programs was $250.99.
[b]	Includes 7,012,232 shares repurchased in February 2022 under accelerated share repurchase programs.

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

On February 18, 2022, the Company received 7,012,232 shares of its common stock repurchased under ASRs for an aggregate of $2.2 billion. When the shares were received, the exchange was accounted for as an equity transaction with $1.8 billion of the aggregate amount allocated to treasury stock and the remaining $0.4 billion allocated to paid-in-surplus. This delivery of shares represents the initial and likely minimum number of shares that we may receive under the ASRs initiated in 2022. The final settlement is expected to be completed prior to the end of the third quarter of 2022.

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

UPRR had $1.6 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both March 31, 2022, and December 31, 2021. TTX car hire expenses of $94 million and $96 million for the three months ended March 31, 2022 and 2021, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $63 million and $57 million as of March 31, 2022, and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022, Compared to

Three Months Ended March 31, 2021

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

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable business segment. Although we provide and analyze revenues by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network.

Critical Accounting Estimates

We base our discussion and analysis of our financial condition and results of operations upon our Condensed Consolidated Financial Statements. The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting estimates are available in Item 7 of our 2021 Annual Report on Form 10-K. There have not been any significant changes with respect to these policies during the first three months of 2022.

RESULTS OF OPERATIONS

Quarterly Summary

The Company reported earnings of $2.57 per diluted share on net income of $1.6 billion and an operating ratio of 59.4% in the first quarter of 2022 compared to earnings of $2.00 per diluted share on net income of $1.3 billion and an operating ratio of 60.1% for the first quarter of 2021. Freight revenues increased 17% in the quarter compared to the same period in 2021 driven by increases in average revenue per car (ARC) and volume of 12% and 4%, respectively. The ARC increase was due to higher fuel surcharge revenue, core pricing gains, and positive mix of traffic (for example, a relative increase in industrial shipments, which have a higher ARC). As the economy strengthened in the first quarter of 2022, volume growth was seen in all commodity groups except the energy and specialized markets, driven by lower petroleum shipments, and intermodal, due to the on-going supply chain disruptions. Weather events did not have a significant impact on our operations in the first quarter 2022. Revenues and costs improved year-over-year due to the impact of Winter Storm Uri on first quarter 2021, which reduced carloads and increased operating costs.

With the onset of the Russia-Ukraine conflict (the conflict) in late February 2022, crude oil prices rose to over $100 a barrel driving a 59% increase in our average fuel price for the quarter. In addition, in response to the conflict and ensuing Office of Foreign Assets Controls (OFAC) sanctions we evaluated our customer and supplier relationships to safeguard the Company against violations of these sanctions. If any of our business partners with known Russian ties become sanctioned or if we take proactive steps in light of the ongoing conflict, we do not expect such actions to have a material adverse effect on our results of operations, financial condition, and liquidity. Along with the higher cost of fuel, costs increased due to inflation, volume, and the reduced fluidity of our network. These increased costs only partially offset the higher revenue, resulting in a 19% increase in operating income in the first quarter compared to the same period in 2021.

Operating Revenues

Millions, for the Three Months Ended March 31,	2022	2021	Change %
Freight revenues	$5,440	$4,649	17%
Other subsidiary revenues	205	177	16
Accessorial revenues	201	161	25
Other	14	14	-
Total	$5,860	$5,001	17%

We generate freight revenues by transporting products from our three commodity groups. Freight revenues vary with volume (carloads) and ARC. Changes in price, traffic mix, and fuel surcharges drive ARC. Customer incentives, which are primarily provided for shipping to/from specific locations or based on cumulative volumes, are recorded as a reduction to operating revenues. Customer incentives that include variable consideration based on cumulative volumes are estimated using the expected value method, which is based on available historical, current, and forecasted volumes, and recognized as the related performance obligation is satisfied. We recognize freight revenues over time as shipments move from origin to destination. The allocation of revenues between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred.

Other subsidiary revenues (primarily logistics and commuter rail operations) are generally recognized over time as shipments move from origin to destination. The allocation of revenues between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Accessorial revenues are recognized at a point in time as performance obligations are satisfied.

Freight revenues increased 17% during the first quarter of 2022 compared to 2021, resulting from higher fuel surcharges, a 4% volume increase, core pricing gains, and positive mix of traffic. Volume growth in coal, metals and minerals, industrial chemicals and plastics, and automotive parts were partially offset by declines in international intermodal and petroleum shipments.

Each of our commodity groups includes revenues from fuel surcharges. Freight revenues from fuel surcharge programs increased to $635 million in the first quarter of 2022 compared to $260 million in the same period of 2021 due to higher fuel prices.

Other subsidiary revenues increased in the first quarter compared to 2021 primarily driven by revenues at our subsidiary that brokers intermodal and transload logistics services as a result of the recovery of automotive parts shipments and contract wins. Accessorial revenue increased in the first quarter compared to 2021 driven by increased intermodal accessorial charges resulting from the ongoing global supply chain disruptions.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues
Millions, for the Three Months Ended March 31,	2022	2021	Change %
Grain & grain products	$877	$766	14%
Fertilizer	180	170	6
Food & refrigerated	267	235	14
Coal & renewables	508	341	49
Bulk	1,832	1,512	21
Industrial chemicals & plastics	520	435	20
Metals & minerals	485	375	29
Forest products	364	316	15
Energy & specialized markets	552	530	4
Industrial	1,921	1,656	16
Automotive	501	447	12
Intermodal	1,186	1,034	15
Premium	1,687	1,481	14
Total	$5,440	$4,649	17%

Revenue Carloads
Thousands, for the Three Months Ended March 31,	2022	2021	Change %
Grain & grain products	205	203	1%
Fertilizer	45	44	2
Food & refrigerated	47	45	4
Coal & renewables	225	174	29
Bulk	522	466	12
Industrial chemicals & plastics	160	140	14
Metals & minerals	182	146	25
Forest products	64	60	7
Energy & specialized markets	131	139	(6)
Industrial	537	485	11
Automotive	190	180	6
Intermodal [a]	757	796	(5)
Premium	947	976	(3)
Total	2,006	1,927	4%

Average Revenue per Car
for the Three Months Ended March 31,	2022	2021	Change %
Grain & grain products	$4,269	$3,782	13%
Fertilizer	4,016	3,852	4
Food & refrigerated	5,637	5,234	8
Coal & renewables	2,262	1,958	16
Bulk	3,508	3,246	8
Industrial chemicals & plastics	3,247	3,113	4
Metals & minerals	2,660	2,563	4
Forest products	5,672	5,244	8
Energy & specialized markets	4,219	3,828	10
Industrial	3,574	3,417	5
Automotive	2,640	2,485	6
Intermodal [a]	1,566	1,299	21
Premium	1,782	1,517	17
Average	$2,711	$2,413	12%

[a]	For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated goods, and coal and renewables. Freight revenues from bulk shipments increased in the first quarter of 2022 compared to 2021 due to 12% higher volume, higher fuel surcharge revenue, and core pricing gains, partially offset by a negative mix of traffic (increased coal shipments). Coal and renewable carloads were up 29% in the first quarter of 2022 compared to 2021 because of higher natural gas prices and contract wins.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments increased in the first quarter of 2022 compared to the same period in 2021 due to 11% higher volume, higher fuel surcharge revenue, and core pricing gains, partially offset by negative mix of traffic (increased short haul rock shipments). In the first quarter of 2021, many of our customers in the Gulf Coast experienced Winter Storm Uri interruptions for an extended period causing a significant impact on the industrial chemicals and plastics and metals and minerals industries. Last year’s weather event coupled with strong demand drove the year-over-year increase for the impacted commodities. Petroleum shipments declined due to unfavorable regional crude oil pricing spreads and regulatory challenges in Mexico markets.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenues increased in the first quarter of 2022 compared to 2021 due to higher fuel surcharge, core pricing gains, positive mix of traffic (lower international intermodal shipments), partially offset by a 3% decline in volume. Intermodal shipments declined 5% driven primarily by ongoing international supply chain disruptions, partially offset by domestic contract wins, tight truck capacity, and strength in e-commerce parcel shipments. Automotive shipments increased 6% compared to first quarter 2021 driven by an increase in automotive parts shipments as the automotive industry slowly recovers from the shortage of semiconductors and last year’s weather disruptions.

Mexico Business – Each of our commodity groups includes revenues from shipments to and from Mexico. Revenues from Mexico business increased 16% to $654 million in the first quarter of 2022 compared to 2021 driven by higher fuel surcharge revenues, positive business mix (lower intermodal shipments), a 1% volume increase, and core pricing gains. The volume increase was driven by shipments of automotive parts, steel, and coal, partially offset by intermodal and petroleum.

Operating Expenses

Millions, for the Three Months Ended March 31,	2022	2021	Change %
Compensation and benefits	$1,101	$1,026	7%
Fuel	714	411	74
Purchased services and materials	561	490	14
Depreciation	555	549	1
Equipment and other rents	215	212	1
Other	337	320	5
Total	$3,483	$3,008	16%

Operating expenses increased $475 million in the first quarter of 2022 compared to 2021 driven by higher fuel prices, inflation, and volume-related costs. Partially offsetting these increases were lower weather-related expenses compared to 2021.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. For the first quarter, expenses increased 7% compared to 2021 due to wage inflation, excess network costs, and an increase in carload volumes resulting in a 1% increase in employee levels, partially offset by last year’s weather-related expenses.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense increased in the first quarter of 2022 compared to the same period in 2021 driven by a 59% increase in locomotive diesel fuel prices, which averaged $2.95 and $1.85 per gallon (including taxes and transportation costs) in the first quarter of 2022 and 2021, respectively. A 9% increase in gross ton-miles also contributed to the higher expense. Fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-mile in thousands, improved slightly.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials increased 14% in the first quarter of 2022 compared to 2021 primarily due to inflation, increased drayage costs incurred by one of our subsidiaries, and higher locomotive and freight car maintenance expenses due to a larger active fleet, partially offset by last year’s weather-related expenses.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was up 1% for the first quarter of 2022 compared to 2021.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense increased 1% in the first quarter of 2022 compared to 2021 driven by lower equity income from our investment in TTX Company.

Other – Other expenses include state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental remediation; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other costs increased 5% in the first quarter of 2022 driven by higher state and local taxes; casualty expenses, including environmental remediation, damaged freight, and destroyed equipment; and increased business travel, partially offset by lower bad debt expense, higher equity income from our investment in Grupo Ferroviaro Mexicano, and lower personal injury expense.

Non-Operating Items

Millions, for the Three Months Ended March 31,	2022	2021	Change	%
Other income, net	$47	$51	(8)%
Interest expense	(307)	(290)	6
Income taxes	(487)	(413)	18

Other Income, net – Other income decreased in the first quarter of 2022 compared to 2021 driven by higher environmental remediation expense at non-operating sites.

Interest Expense – Interest expense increased in the first quarter of 2022 compared to 2021 due to an increased weighted-average debt level of $31.1 billion in 2022 compared to $26.7 billion in 2021, partially offset by a lower effective interest rate of 4.0% in 2022 compared to 4.2% in 2021.

Income Taxes – Income taxes increased in the first quarter of 2022 compared to 2021 due to higher pre-tax income. Our effective tax rates for the first quarter of 2022 and 2021 were 23.0% and 23.5%, respectively.

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

Railroad performance measures are included in the table below:

For the Three Months Ended March 31,	2022	2021	Change	%
Gross ton-miles (GTMs) (billions)	209.7	193.1	9%
Revenue ton-miles (billions)	107.2	97.4	10
Freight car velocity (daily miles per car)	198	209	(5)
Average train speed (miles per hour) [a]	24.1	25.2	(4)
Average terminal dwell time (hours) [a]	24.0	23.5	2
Locomotive productivity (GTMs per horsepower day)	130	138	(6)
Train length (feet)	9,205	9,247	-
Intermodal car trip plan compliance (%)	71	77	(6)	pts
Manifest/Automotive car trip plan compliance (%)	62	68	(6)	pts
Workforce productivity (car miles per employee)	1,056	1,002	5
Total employees (average)	30,189	29,755	1
Operating ratio	59.4	60.1	(0.7)	pts

[a]	As reported to the STB.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles increased 9% and 10%, respectively, during the first quarter of 2022 compared to 2021, driven by a 4% increase in carloadings. Changes in commodity mix drove the variance in year-over-year increases between gross ton-miles, revenue ton-miles, and carloads.

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). As freight car velocity, average train speed, and average terminal dwell deteriorated, operating car inventory levels increased and further congested the network compared to the same period in 2021.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower available. Locomotive productivity decreased in the first quarter of 2022 compared to the same period in 2021 driven by an increase in our average active fleet size as resources were deployed to handle increased volume and help alleviate network congestion.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length was flat in the first quarter of 2022 compared to same period in 2021 primarily driven by train length improvement initiatives offset by lower international intermodal shipments.

Car Trip Plan Compliance – Car trip plan compliance is the percentage of cars delivered on time in accordance with our original trip plan. Our network trip plan compliance is broken into the intermodal and manifest/automotive products. Both intermodal trip plan compliance and manifest/automotive car trip compliance deteriorated 6 points in the first quarter of 2022 compared to 2021, as a result of network congestion.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 5% in the first quarter of 2022, as average daily car miles increased 7% while employees increased 1% compared to 2021. Higher volume drove the increase in average daily car miles. The 1% increase in employee levels was driven by an increase in train, engine, and yard employees to handle the additional volume.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenue. Our operating ratio of 59.4% improved 0.7 points compared to 2021 mainly due to positive mix of traffic, core pricing gains, and lower weather-related expenses, partially offset by higher fuel prices, inflation, and other cost increases.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Mar. 31,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2022	2021
Net income	$6,812	$6,523
Add:
Income tax expense/(benefit)	2,029	1,955
Depreciation	2,214	2,208
Interest expense	1,174	1,157
EBITDA	$12,229	$11,843
Adjustments:
Other income, net	(293)	(297)
Interest on operating lease liabilities [b]	51	56
Adjusted EBITDA	$11,987	$11,602
Debt	$32,239	$29,729
Operating lease liabilities	1,596	1,759
Unfunded/(funded) pension and other postretirement benefits,	(92)	(72)
net of tax cost/(benefit) of ($28) and ($21)
Adjusted debt	$33,743	$31,416
Adjusted debt / Adjusted EBITDA	2.8	2.7

[a]

The trailing twelve months income statement information ended March 31, 2022, is recalculated by taking the twelve months ended December 31, 2021, subtracting the three months ended March 31, 2021, and adding the three months ended March 31, 2022.

[b]	Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

Adjusted debt to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income. The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA. At both March 31, 2022, and December 31, 2021, the incremental borrowing rate on operating leases was 3.2%.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions, for the Three Months Ended March 31,	2022	2021
Cash provided by operating activities	$2,236	$1,958
Cash used in investing activities	(836)	(505)
Cash used in financing activities	(1,453)	(2,073)
Net change in cash, cash equivalents and restricted cash	$(53)	$(620)

Operating Activities

Cash provided by operating activities increased in the first three months of 2022 compared to the same period of 2021 due to higher net income.

Investing Activities

Cash used in investing activities increased in the first three months of 2022 compared to the same period of 2021 driven by increased capital investment in all asset categories.

The table below details cash capital investments:

Millions, for the Three Months Ended March 31,	2022	2021
Rail and other track material	$113	$101
Ties	111	92
Ballast	44	43
Other [a]	113	93
Total road infrastructure replacements [b]	381	329
Line expansion and other capacity projects	70	48
Commercial facilities	28	11
Total capacity and commercial facilities	98	59
Locomotives and freight cars [c]	239	75
Technology and other	130	73
Total cash capital investments	$848	$536

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]	Weather-related damages for the three months ended March 31, 2022 and 2021 are immaterial.
[c]	Locomotives and freight cars include lease buyouts of $46 million in 2022 and $23 million in 2021.

Capital Plan

In 2022, we expect our capital expenditures to be approximately $3.3 billion, up 10% from 2021, as we make investments to support our growth strategy. We will continue to harden our infrastructure, replace older assets, and improve the safety and resilience of the network. In addition, the plan includes targeted freight car acquisitions, investments in growth-related projects to drive more carloads to the network, certain ramps to efficiently handle volumes from new and existing intermodal customers, continued modernization of our locomotive fleet, and projects intended to improve operational efficiency. The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities decreased in the first three months of 2022 compared to the same period of 2021 driven by an increase in debt issued, partially offset by higher share repurchases and debt repaid.

See Note 13 of the Condensed Consolidated Financial Statements for a description of all our outstanding financing arrangements and significant new borrowings and Note 15 of the Condensed Consolidated Financial Statements for a description of our share repurchase programs.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Cash flow conversion rate is cash provided by operating activities less cash used for capital investments as a ratio of net income.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions, for the Three Months Ended March 31,	2022	2021
Cash provided by operating activities	$2,236	$1,958
Cash used in investing activities	(836)	(505)
Dividends paid	(743)	(650)
Free cash flow	$657	$803

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions, for the Three Months Ended March 31,	2022	2021
Cash provided by operating activities	$2,236	$1,958
Cash used in capital investments	(848)	(536)
Total (a)	$1,388	$1,422
Net income (b)	$1,630	$1,341
Cash flow conversion rate (a/b)	85%	106%

Current Liquidity Status

We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volumes.

During the first quarter, we generated $2.2 billion of cash provided by operating activities, paid our quarterly dividend, and repurchased $2.7 billion under our share repurchase program, including entering into accelerated share repurchase programs for $2.2 billion ($1.8 billion assigned to the initial delivery of shares). On March 31, 2022, we had $909 million of cash and cash equivalents, $2.0 billion of credit available under our revolving credit facility, and up to $800 million undrawn on the Receivables Facility. In the first quarter, we repaid the $300 million outstanding on the Receivables Facility. In April 2022, we drew $600 million on the Receivables Facility and redeemed all $750 million of outstanding 4.163% notes due July 15, 2022. We have been, and we expect to continue to be, in compliance with our debt covenants.

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

The following table identifies material obligations as of March 31, 2022:

			Payments Due by Dec. 31,
Contractual Obligations		Apr. 1 through					After
Millions	Total	Dec. 31, 2022	2023	2024	2025	2026	2026
Debt [a]	$59,173	$1,954	$2,452	$2,471	$2,451	$1,990	$47,855
Purchase obligations [b]	2,420	629	394	389	347	269	392
Operating leases [c]	1,790	151	295	282	286	218	558
Other post retirement benefits [d]	389	34	44	40	39	39	193
Finance lease obligations [e]	304	45	76	63	44	35	41
Total contractual obligations	$64,076	$2,813	$3,261	$3,245	$3,167	$2,551	$49,039

[a]	Excludes finance lease obligations of $272 million as well as unamortized discount and deferred issuance costs of ($1,787) million. Includes an interest component of $25,419 million.
[b]	Purchase obligations include locomotive maintenance contracts; purchase commitments for fuel purchases, ties, ballast, and rail; and agreements to purchase other goods and services.
[c]	Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $194 million.
[d]	Includes estimated other post retirement, medical, and life insurance payments and payments made under the unfunded pension plans for the next ten years.
[e]	Represents total obligations, including interest component of $32 million.

OTHER MATTERS

Accounting Pronouncements – See Note 2 to the Condensed Consolidated Financial Statements.

Asserted and Unasserted Claims – See Note 14 to the Condensed Consolidated Financial Statements.

Indemnities – See Note 14 to the Condensed Consolidated Financial Statements.

CAUTIONARY INFORMATION

Statements in this Form 10-Q/filing, including forward-looking statements, speak only as of and are based on information we have learned as of April 21, 2022. We assume no obligation to update any such information to reflect subsequent developments, changes in assumptions, or changes in other factors affecting forward-looking information. If we do update one or more of these statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other statements.

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements and information also include any other statements or information in this report regarding: potential impacts of the COVID-19 pandemic and the Russia-Ukraine conflict on our business operations, financial results, liquidity, and financial position, and on the world economy (including our customers and supply chains), including as a result of decreased volume and carloadings; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications (including those in response to increased traffic); expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to risks and uncertainties over which management has little or no influence or control. The Risk Factors in Item 1A of our 2021 Annual Report on Form 10-K, filed February 4, 2022, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements, and this report, including this Item 2, should be read in conjunction with these Risk Factors. Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times that, or by which, such performance or results will be achieved. Forward-looking information is subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2021 Annual Report on Form 10-K.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Environmental, Item 7, and Note 17 of the Consolidated Financial Statements of our 2021 Annual Report on Form 10-K.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors disclosed in our Form 10-K for the year ended December 31, 2021. These risks could materially and adversely affect our business, financial condition, results of operations (including revenues and profitability), and/or stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2022:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share [b]	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [c]	Maximum Number of Shares That May Be Purchased Under Current Authority [d]
Jan. 1 through Jan. 31	2,099,971	$246.59	2,088,776	75,596,574
Feb. 1 through Feb. 28	8,684,085	250.03	8,488,172	67,108,402
Mar. 1 through Mar. 31	484,078	264.08	437,253	66,671,149
Total	11,268,134	$249.99	11,014,201	N/A

[a]

Total number of shares purchased during the quarter includes 253,933 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

[b]	The average price of the initial settlement of the 2022 accelerated share repurchase programs was $250.99.
[c]

Total number of shares purchased as part of a publicly announced plan or program includes 7,012,232 shares repurchased in February under ASRs. See Note 15 to the Condensed Consolidated Financial Statements for additional information.

[d]

Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

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

101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2022 (filed with the SEC on April 21, 2022), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended March 31, 2022 and 2021, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2022, and December 31, 2021, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2022 and 2021, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2022 and 2021, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).

Incorporated by Reference

3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective November 19, 2015, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated November 19, 2015.

4(a)	Form of 2.800% Note due 2032 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated February 14, 2022.

4(b)	Form of 3.375% Note due 2042 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated February 14, 2022.

4(c)	Form of 3.500% Note due 2053 is incorporated by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated February 14, 2022.

4(d)	Form of 3.850% Note due 2072 is incorporated by reference to Exhibit 4.4 to the Corporation’s Current Report on Form 8-K dated February 14, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 21, 2022

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Vice President and Controller
(Principal Accounting Officer)