Form 10-Q
period 2022-06-30
UNION PACIFIC CORP
filed 2022-07-21
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

☐Yes     ☒ No

As of July 15, 2022, there were 624,478,594 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended June 30,	2022	2021
Operating revenues:
Freight revenues	$5,842	$5,132
Other revenues	427	372
Total operating revenues	6,269	5,504
Operating expenses:
Compensation and benefits	1,092	1,022
Fuel	940	497
Purchased services and materials	622	478
Depreciation	559	550
Equipment and other rents	230	200
Other	331	284
Total operating expenses	3,774	3,031
Operating income	2,495	2,473
Other income, net (Note 6)	163	125
Interest expense	(316)	(282)
Income before income taxes	2,342	2,316
Income taxes (Note 7)	(507)	(518)
Net income	$1,835	$1,798
Share and Per Share (Note 8):
Earnings per share - basic	$2.93	$2.73
Earnings per share - diluted	$2.93	$2.72
Weighted average number of shares - basic	625.6	658.5
Weighted average number of shares - diluted	626.8	660.1

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended June 30,	2022	2021
Net income	$1,835	$1,798
Other comprehensive income/(loss):
Defined benefit plans	14	24
Foreign currency translation	23	19
Total other comprehensive income/(loss) [a]	37	43
Comprehensive income	$1,872	$1,841

[a]	Net of deferred taxes of ($6) million and ($10) million during the three months ended June 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Six Months Ended June 30,	2022	2021
Operating revenues:
Freight revenues	$11,282	$9,781
Other revenues	847	724
Total operating revenues	12,129	10,505
Operating expenses:
Compensation and benefits	2,193	2,048
Fuel	1,654	908
Purchased services and materials	1,183	968
Depreciation	1,114	1,099
Equipment and other rents	445	412
Other	668	604
Total operating expenses	7,257	6,039
Operating income	4,872	4,466
Other income, net (Note 6)	210	176
Interest expense	(623)	(572)
Income before income taxes	4,459	4,070
Income taxes (Note 7)	(994)	(931)
Net income	$3,465	$3,139
Share and Per Share (Note 8):
Earnings per share - basic	$5.51	$4.73
Earnings per share - diluted	$5.50	$4.72
Weighted average number of shares - basic	628.9	663.1
Weighted average number of shares - diluted	630.2	664.7

Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the Six Months Ended June 30,	2022	2021
Net income	$3,465	$3,139
Other comprehensive income/(loss):
Defined benefit plans	29	49
Foreign currency translation	44	(7)
Total other comprehensive income/(loss) [a]	73	42
Comprehensive income	$3,538	$3,181

[a]	Net of deferred taxes of ($11) million and ($18) million during the six months ended June 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	Jun. 30,	Dec. 31,
Millions, Except Share and Per Share Amounts	2022	2021
Assets
Current assets:
Cash and cash equivalents	$788	$960
Short-term investments (Note 13)	46	46
Accounts receivable, net (Note 10)	2,052	1,722
Materials and supplies	790	621
Other current assets	300	202
Total current assets	3,976	3,551
Investments	2,287	2,241
Properties, net (Note 11)	55,315	54,871
Operating lease assets	1,706	1,787
Other assets	1,156	1,075
Total assets	$64,440	$63,525
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,668	$3,578
Debt due within one year (Note 14)	2,334	2,166
Total current liabilities	6,002	5,744
Debt due after one year (Note 14)	29,673	27,563
Operating lease liabilities	1,295	1,429
Deferred income taxes	12,777	12,675
Other long-term liabilities	1,983	1,953
Commitments and contingencies (Note 15)
Total liabilities	51,730	49,364
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,112,629,114 and
1,112,440,400 issued; 625,168,003 and 638,841,656 outstanding, respectively	2,781	2,781
Paid-in-surplus	5,030	4,979
Retained earnings	56,958	55,049
Treasury stock	(51,218)	(47,734)
Accumulated other comprehensive loss (Note 9)	(841)	(914)
Total common shareholders' equity	12,710	14,161
Total liabilities and common shareholders' equity	$64,440	$63,525

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Six Months Ended June 30,	2022	2021
Operating Activities
Net income	$3,465	$3,139
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,114	1,099
Deferred and other income taxes	93	128
Other operating activities, net	(52)	(128)
Changes in current assets and liabilities:
Accounts receivable, net	(330)	(161)
Materials and supplies	(169)	(50)
Other current assets	(39)	(3)
Accounts payable and other current liabilities	203	73
Income and other taxes	(118)	122
Cash provided by operating activities	4,167	4,219
Investing Activities
Capital investments	(1,645)	(1,190)
Proceeds from asset sales	120	101
Maturities of short-term investments (Note 13)	-	48
Purchases of short-term investments (Note 13)	-	(24)
Other investing activities, net	(15)	(6)
Cash used in investing activities	(1,540)	(1,071)
Financing Activities
Debt issued (Note 14)	4,090	2,896
Share repurchase programs (Note 16)	(3,473)	(4,085)
Debt repaid	(1,664)	(691)
Dividends paid	(1,556)	(1,350)
Net issued/(paid) commercial paper (Note 14)	(151)	125
Accelerated share repurchase programs pending final settlement (Note 16)	-	(400)
Debt exchange	-	(268)
Other financing activities, net	(42)	(34)
Cash used in financing activities	(2,796)	(3,807)
Net Change in Cash, Cash Equivalents, and Restricted Cash	(169)	(659)
Cash, cash equivalents, and restricted cash at beginning of year	983	1,818
Cash, cash equivalents, and restricted cash at end of period	$814	$1,159
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$241	$104
Common shares repurchased but not yet paid	2	32
Cash (paid for)/received from:
Income taxes, net of refunds	$(1,033)	$(712)
Interest, net of amounts capitalized	(565)	(535)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$788	$1,115
Restricted cash equivalents in other current assets	22	32
Restricted cash equivalents in other assets	4	12
Total cash, cash equivalents and restricted cash equivalents per above	$814	$1,159

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at April 1, 2021	1,112.5	(447.4)	$2,781	$4,874	$52,019	$(41,826)	$(1,594)	$16,254
Net income			-	-	1,798	-	-	1,798
Other comprehensive income/(loss)			-	-	-	-	43	43
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.1	-	25	-	(1)	-	24
Share repurchase programs (Note 16)	-	(12.2)	-	(400)	-	(2,715)	-	(3,115)
Dividends declared ($1.07 per share)	-	-	-	-	(701)	-	-	(701)
Balance at June 30, 2021	1,112.5	(459.5)	$2,781	$4,499	$53,116	$(44,542)	$(1,551)	$14,303

Balance at April 1, 2022	1,112.6	(484.4)	$2,782	$4,571	$55,937	$(50,515)	$(878)	$11,897
Net income			-	-	1,835	-	-	1,835
Other comprehensive income/(loss)			-	-	-	-	37	37
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	-	(1)	31	-	7	-	37
Share repurchase programs (Note 16)	-	(3.1)	-	428	-	(710)	-	(282)
Dividends declared ($1.30 per share)	-	-	-	-	(814)	-	-	(814)
Balance at June 30, 2022	1,112.6	(487.5)	$2,781	$5,030	$56,958	$(51,218)	$(841)	$12,710

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2021	1,112.2	(440.9)	$2,781	$4,864	$51,326	$(40,420)	$(1,593)	$16,958
Net income			-	-	3,139	-	-	3,139
Other comprehensive income/(loss)			-	-	-	-	42	42
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.3	0.3	-	35	-	(5)	-	30
Share repurchase programs (Note 16)	-	(18.9)	-	(400)	-	(4,117)	-	(4,517)
Dividends declared ($2.04 per share)	-	-	-	-	(1,349)	-	-	(1,349)
Balance at June 30, 2021	1,112.5	(459.5)	$2,781	$4,499	$53,116	$(44,542)	$(1,551)	$14,303

Balance at January 1, 2022	1,112.4	(473.6)	$2,781	$4,979	$55,049	$(47,734)	$(914)	$14,161
Net income			-	-	3,465	-	-	3,465
Other comprehensive income/(loss)			-	-	-	-	73	73
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.2	-	63	-	(21)	-	42
Share repurchase programs (Note 16)	-	(14.1)	-	(12)	-	(3,463)	-	(3,475)
Dividends declared ($2.48 per share)	-	-	-	-	(1,556)	-	-	(1,556)
Balance at June 30, 2022	1,112.6	(487.5)	$2,781	$5,030	$56,958	$(51,218)	$(841)	$12,710

[a]	AOCI = Accumulated Other Comprehensive Income/Loss (Note 9)
[b]	ESPP = employee stock purchase plan (Note 4)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2021 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2021, is derived from audited financial statements. The results of operations for the six months ended June 30, 2022, are not necessarily indicative of the results for the entire year ending December 31, 2022.

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

The following table represents a disaggregation of our freight and other revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2022	2021	2022	2021
Bulk	$1,813	$1,648	$3,645	$3,160
Industrial	2,091	1,859	4,012	3,515
Premium	1,938	1,625	3,625	3,106
Total freight revenues	$5,842	$5,132	$11,282	$9,781
Other subsidiary revenues	233	180	438	357
Accessorial revenues	183	176	384	337
Other	11	16	25	30
Total operating revenues	$6,269	$5,504	$12,129	$10,505

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origin or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenues from shipments to and from Mexico. Included in the above table are revenues from our Mexico business, which amounted to $681 million and $618 million, respectively, for the three months ended June 30, 2022 and 2021, and $1.3 billion and $1.2 billion, respectively, for the six months ended June 30, 2022 and 2021.

4. Stock-Based Compensation

We have several stock-based compensation plans where employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. Starting in July 2021, employees are also able to participate in our employee stock purchase plan (ESPP).

Information regarding stock-based compensation appears in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2022	2021	2022	2021
Stock-based compensation, before tax:
Stock options	$3	$4	$7	$8
Retention awards	19	18	41	34
ESPP	4	-	8	-
Total stock-based compensation, before tax	$26	$22	$56	$42
Excess tax benefits from equity compensation plans	$1	$2	$18	$17

Stock Options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at June 30, 2022, are subject to performance or market-based vesting conditions.

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

A summary of stock option activity during the six months ended June 30, 2022, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2022	2,106	$149.84	6.3	$215
Granted	328	244.35	N/A	N/A
Exercised	(339)	127.62	N/A	N/A
Forfeited or expired	(25)	211.39	N/A	N/A
Outstanding at June 30, 2022	2,070	$167.71	6.5	$104
Vested or expected to vest at June 30, 2022	2,049	$167.17	6.4	$104
Options exercisable at June 30, 2022	1,390	$142.20	5.3	$99

At June 30, 2022, there was $23 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years. Additional information regarding stock option exercises appears in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2022	2021	2022	2021
Intrinsic value of stock options exercised	$2	$9	$44	$32
Cash received from option exercises	2	4	17	34
Treasury shares repurchased for employee payroll taxes	-	(1)	(5)	(7)
Tax benefit realized from option exercises	1	2	6	6
Aggregate grant-date fair value of stock options vested	-	-	13	14

Retention Awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 4 years, and dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2022, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	1,287	$165.10
Granted	234	244.27
Vested	(408)	125.98
Forfeited	(36)	190.72
Nonvested at June 30, 2022	1,077	$196.26

At June 30, 2022, there was $113 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.0 years.

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

Changes in our performance retention awards during the six months ended June 30, 2022, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	641	$173.03
Granted	209	244.35
Vested	(56)	162.64
Unearned	(163)	161.57
Forfeited	(21)	207.64
Nonvested at June 30, 2022	610	$200.29

At June 30, 2022, there was $37 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.7 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2022	2021	2022	2021
Service cost	$26	$30	$52	$60
Interest cost	31	27	62	53
Expected return on plan assets	(73)	(68)	(146)	(135)
Amortization of actuarial loss	21	35	43	71
Net periodic pension cost	$5	$24	$11	$49

Cash Contributions

For the six months ended June 30, 2022, cash contributions totaled $0 to the qualified pension plans. Any contributions made during 2022 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2022, we do not have minimum cash funding requirements for 2022.

6. Other Income

Other income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2022	2021	2022	2021
Gain on non-operating asset dispositions [a]	$98	$63	$114	$72
Rental income	39	34	75	67
Net periodic pension costs	21	6	41	11
Environmental remediation and restoration	(5)	(5)	(31)	(9)
Other	10	27	11	35
Total	$163	$125	$210	$176

[a]	2022 includes a $79 million gain from a land sale to the Illinois State Toll Highway Authority. 2021 includes a $50 million gain from a sale to the Colorado Department of Transportation.

7. Income Taxes

In the second quarter of 2022, the state of Nebraska enacted legislation to reduce its corporate income tax rate for future years resulting in a $55 million reduction of our deferred tax expense.

In the second quarter of 2021, the states of Nebraska, Oklahoma, and Idaho enacted legislation to reduce their corporate income tax rates for future years resulting in a $43 million reduction of our deferred tax expense.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2022	2021	2022	2021
Net income	$1,835	$1,798	$3,465	$3,139
Weighted-average number of shares outstanding:
Basic	625.6	658.5	628.9	663.1
Dilutive effect of stock options	0.6	0.8	0.7	0.8
Dilutive effect of retention shares and units	0.6	0.8	0.6	0.8
Diluted	626.8	660.1	630.2	664.7
Earnings per share – basic	$2.93	$2.73	$5.51	$4.73
Earnings per share – diluted	$2.93	$2.72	$5.50	$4.72
Stock options excluded as their inclusion would be anti-dilutive	0.3	0.4	0.3	0.3

9. Accumulated Other Comprehensive Income/Loss

Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at April 1, 2022	$(643)	$(235)	$(878)
Other comprehensive income/(loss) before reclassifications	-	23	23
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	14	-	14
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($6) million	14	23	37
Balance at June 30, 2022	$(629)	$(212)	$(841)

Balance at April 1, 2021	$(1,356)	$(238)	$(1,594)
Other comprehensive income/(loss) before reclassifications	(1)	19	18
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	25	-	25
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($10) million	24	19	43
Balance at June 30, 2021	$(1,332)	$(219)	$(1,551)

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2022	$(658)	$(256)	$(914)
Other comprehensive income/(loss) before reclassifications	-	44	44
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	29	-	29
Net year-to-date other comprehensive income/(loss), net of taxes of ($11) million	29	44	73
Balance at June 30, 2022	$(629)	$(212)	$(841)

Balance at January 1, 2021	$(1,381)	$(212)	$(1,593)
Other comprehensive income/(loss) before reclassifications	(2)	(7)	(9)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	51	-	51
Net year-to-date other comprehensive income/(loss), net of taxes of ($18) million	49	(7)	42
Balance at June 30, 2021	$(1,332)	$(219)	$(1,551)

[a]

The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. At June 30, 2022, and December 31, 2021, our accounts receivable were reduced by $9 million and $10 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At June 30, 2022, and December 31, 2021, receivables classified as other assets were reduced by allowances of $47 million and $51 million, respectively.

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

The amount recorded under the Receivables Facility was $600 million and $300 million at June 30, 2022, and December 31, 2021, respectively. The Receivables Facility was supported by $1.7 billion and $1.3 billion of accounts receivable as collateral at June 30, 2022, and December 31, 2021, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The outstanding amount the Railroad maintains under the Receivables Facility may fluctuate based on current cash needs. The maximum allowed under the Receivables Facility is $800 million with availability directly impacted by eligible receivables, business volumes, and credit risks, including receivables payment quality measures such as default and dilution ratios. If default or dilution ratios increase one percent, the allowable outstanding amount under the Receivables Facility would not materially change.

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $3 million and $1 million for the three months ended  June 30, 2022 and 2021 , respectively, and $ 4 mi llion and $2 million for the six months ended June 30, 2022 and 2021 , respectively.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of June 30, 2022	Cost	Depreciation	Value	Useful Life
Land	$5,333	$ N/A	$5,333	N/A
Road:
Rail and other track material	18,217	6,977	11,240	43
Ties	11,538	3,605	7,933	34
Ballast	6,140	1,903	4,237	34
Other roadway [a]	21,945	4,811	17,134	47
Total road	57,840	17,296	40,544	N/A
Equipment:
Locomotives	9,158	3,617	5,541	18
Freight cars	2,407	862	1,545	23
Work equipment and other	1,191	444	747	18
Total equipment	12,756	4,923	7,833	N/A
Technology and other	1,268	539	729	13
Construction in progress	876	-	876	N/A
Total	$78,073	$22,758	$55,315	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2021	Cost	Depreciation	Value	Useful Life
Land	$5,339	$ N/A	$5,339	N/A
Road:
Rail and other track material	17,980	6,844	11,136	44
Ties	11,364	3,516	7,848	34
Ballast	6,070	1,852	4,218	34
Other roadway [a]	21,593	4,657	16,936	47
Total road	57,007	16,869	40,138	N/A
Equipment:
Locomotives	9,371	3,779	5,592	17
Freight cars	2,227	822	1,405	24
Work equipment and other	1,161	411	750	18
Total equipment	12,759	5,012	7,747	N/A
Technology and other	1,209	523	686	12
Construction in progress	961	-	961	N/A
Total	$77,275	$22,404	$54,871	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Jun. 30,	Dec. 31,
Millions	2022	2021
Accounts payable	$896	$752
Income and other taxes payable	726	823
Accrued wages and vacation	354	352
Interest payable	350	330
Current operating lease liabilities	314	330
Accrued casualty costs	207	187
Equipment rents payable	104	98
Other	717	706
Total accounts payable and other current liabilities	$3,668	$3,578

13. Financial Instruments

Short-Term Investments – All of the Company’s short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of June 30, 2022, the Company had $46 million of short-term investments. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At June 30, 2022, the fair value of total debt was $27.7 billion, approximately $4.3 billion less than the carrying value. At December 31, 2021, the fair value of total debt was $32.9 billion, approximately $3.2 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – During the second quarter 2022, we replaced our $2.0 billion revolving credit facility, which was scheduled to expire in June 8, 2023, with a new $2.0 billion facility that expires May 20, 2027 (the Facility). The Facility is based on substantially similar terms as those in the previous credit facility as described below. At June 30, 2022, we had $2.0 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during the six months ended June 30, 2022. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility, requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At  June 30, 2022 , the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $47.0 billion of debt (as defined in the Facility), and we had $33.8 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150  million cross-default provision and a change-of-control provision.

During the six months ended June 30, 2022, we issued $2.0 billion and repaid $2.2 billion of commercial paper with maturities ranging from 7 to 86 days, and at June 30, 2022, we had $250 million of commercial paper with a weighted average interest rate of 1.5% outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

Shelf Registration Statement and Significant New Borrowings – On February 3, 2022, the Board of Directors renewed its authorization for the Company to issue up to $12.0 billion of debt securities under the Company’s current three-year shelf registration filed on February 10, 2021. This reauthorization replaces the original Board authorization, which had $2.5 billion in remaining authority. Under our shelf registration, we may issue, from time to time any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the six months ended June 30, 2022, we issued the following unsecured, fixed-rate debt securities under our shelf registration:

Date	Description of Securities
February 14, 2022	$1.25 billion of 2.800% Notes due February 14, 2032
$0.50 billion of 3.375% Notes due February 14, 2042
$1.25 billion of 3.500% Notes due February 14, 2053
$0.50 billion of 3.850% Notes due February 14, 2072

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At June 30, 2022, we had remaining authority to issue up to $8.5 billion of debt securities under our shelf registration.

Debt Redemption – On April 15, 2022, we redeemed all $750 million of outstanding 4.163% notes due July 15, 2022, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.

Receivables Securitization Facility – As of June 30, 2022, and December 31, 2021, we recorded $600 million and $300 million, respectively, of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 10).

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

Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at June 30, 2022. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $347 million to $381 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Six Months Ended June 30,	2022	2021
Beginning balance	$325	$270
Current year accruals	51	45
Changes in estimates for prior years	36	17
Payments	(65)	(31)
Ending balance at June 30,	$347	$301
Current portion, ending balance at June 30,	$70	$62

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 359 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 30 sites that are the subject of actions taken by the U.S. government, including 20 that are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

Our environmental liability activity was as follows:

Millions, for the Six Months Ended June 30,	2022	2021
Beginning balance	$243	$233
Accruals	52	43
Payments	(29)	(26)
Ending balance at June 30,	$266	$250
Current portion, ending balance at June 30,	$64	$63

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

Our previous authorization, which was effective April 1, 2019, through March 31, 2022, was approved by our Board of Directors for up to 150 million shares of common stock. As of March 31, 2022, we repurchased a total of 83.3 million shares of our common stock under the 2019 authorization.

The table below represents shares repurchased under the repurchase program in the six months ended June 30, 2022 and 2021:

	Number of Shares Purchased		Average Price Paid [a]
	2022	2021	2022	2021
First quarter [b]	11,014,201	6,691,421	$249.95	$209.50
Second quarter [c]	3,100,683	12,204,409	232.87	222.46
Total	14,114,884	18,895,830	$246.20	$217.87
Remaining number of shares that may be repurchased under current authority				96,899,317

[a]	In the period of the final settlement, the average price paid under the accelerated share repurchase programs is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2022 accelerated share repurchase programs was $248.32. The average price of the initial settlement of the 2021 accelerated share repurchase programs was $221.94.
[b]	Includes 7,012,232 shares repurchased in 2022 under accelerated share repurchase programs.
[c]	Includes 1,847,185 and 7,209,156 shares repurchased in 2022 and 2021, respectively, under accelerated share repurchase programs.

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

On February 18, 2022, the Company received 7,012,232 shares of its common stock repurchased under ASRs for an aggregate of $2.2 billion. Upon settlement of these ASRs in the second quarter of 2022, we received 1,847,185 additional shares.

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

UPRR had $1.6 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both June 30, 2022, and December 31, 2021. TTX car hire expenses of $98 million and $95 million for the three months ended June 30, 2022 and 2021, respectively, and $192 million and $191 million for the six months ended June 30, 2022 and 2021, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $65 million and $57 million as of June 30, 2022, and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2022, Compared to

Three and Six Months Ended June 30, 2021

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

Critical Accounting Estimates

The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting estimates are available in Item 7 of our 2021 Annual Report on Form 10-K. During the first six months of 2022, there have not been any significant changes with respect to the policies used to develop our critical accounting estimates.

RESULTS OF OPERATIONS

Quarterly Summary

The Company reported earnings of $2.93 per diluted share on net income of $1.8 billion and an operating ratio of 60.2% in the second quarter of 2022 compared to earnings of $2.72 per diluted share on net income of $1.8 billion and an operating ratio of 55.1% for the second quarter of 2021. Freight revenues increased 14% in the quarter compared to the same period in 2021 driven by a 16% increase in average revenue per car (ARC), partially offset by a 1% decline in volume. The ARC increase was due to higher fuel surcharge revenues, core pricing gains, and positive mix of traffic (for example, a relative decrease in intermodal shipments, which have a lower ARC).

As we entered the quarter, our service metrics were deteriorating caused by congestion across the system hindering our ability to handle all the market demand. To address this congestion, we accelerated hiring and training new employees, temporarily relocated train, engine, and yard employees to areas with the greatest need, added locomotives to the fleet in select locations, and reduced freight car inventory from our network, including asking customers to reduce their freight car inventory by adjusting their pipeline when their inventory exceeded set thresholds in our servicing yards. These actions had a negative impact on volumes across all three commodity groups. In addition, intermodal volumes declined with the on-going supply chain disruptions and the COVID shutdowns in China. Partially offsetting these declines were some recovery of the automotive market and strong demand for rock.

Crude oil prices remained above $100 a barrel throughout most of the quarter, as the global energy market was impacted by the Russia-Ukraine conflict, driving an 87% increase in our average fuel price for the quarter. Along with the higher cost of fuel, costs increased due to the additional resources deployed to improve network fluidity, higher inflation, and higher personal injury costs. These increased costs mostly offset the higher revenues as operating income increased 1% in the second quarter compared to the same period in 2021.

Operating Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2022	2021	Change	2022	2021	Change
Freight revenues	$5,842	$5,132	14%	$11,282	$9,781	15%
Other subsidiary revenues	233	180	29	438	357	23
Accessorial revenues	183	176	4	384	337	14
Other	11	16	(31)	25	30	(17)
Total	$6,269	$5,504	14%	$12,129	$10,505	15%

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

Freight revenues increased 14% during the second quarter of 2022 compared to 2021, resulting from higher fuel surcharges, core pricing gains, and positive mix of traffic, partially offset by a 1% volume decline. To improve service and network fluidity Union Pacific asked customers to reduce their freight car inventory by adjusting their pipeline when their inventory exceeded set thresholds in our servicing yards. These actions had a negative impact on volumes across all three commodity groups. In addition, intermodal volumes declined with the on-going supply chain disruptions and the COVID shutdowns in China. Partially offsetting these declines were some recovery of the automotive market and strong demand for rock.

Each of our commodity groups includes revenues from fuel surcharges. Freight revenues from fuel surcharge programs increased to $976 million in the second quarter of 2022 compared to $414 million in the same period of 2021 due to higher fuel prices.

Other subsidiary revenues increased in the second quarter and six-month period of 2022 compared to 2021 primarily driven by some recovery of automotive parts shipments and contract wins at our subsidiary that brokers intermodal and transload logistics services. Accessorial revenues increased in the second quarter and six-month period of 2022 compared to 2021 driven by increased intermodal accessorial charges resulting primarily from ongoing global supply chain disruptions.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Six Months Ended
Freight Revenues	June 30,			June 30,
Millions	2022	2021	Change	2022	2021	Change
Grain & grain products	$867	$795	9%	$1,744	$1,561	12%
Fertilizer	183	179	2	363	349	4
Food & refrigerated	271	251	8	538	486	11
Coal & renewables	492	423	16	1,000	764	31
Bulk	1,813	1,648	10	3,645	3,160	15
Industrial chemicals & plastics	557	498	12	1,077	933	15
Metals & minerals	562	467	20	1,047	842	24
Forest products	386	348	11	750	664	13
Energy & specialized markets	586	546	7	1,138	1,076	6
Industrial	2,091	1,859	12	4,012	3,515	14
Automotive	561	428	31	1,062	875	21
Intermodal	1,377	1,197	15	2,563	2,231	15
Premium	1,938	1,625	19	3,625	3,106	17
Total	$5,842	$5,132	14%	$11,282	$9,781	15%

	Three Months Ended			Six Months Ended
Revenue Carloads	June 30,			June 30,
Thousands,	2022	2021	Change	2022	2021	Change
Grain & grain products	195	204	(4)%	400	407	(2)%
Fertilizer	53	54	(2)	98	98	-
Food & refrigerated	48	48	-	95	93	2
Coal & renewables	202	198	2	427	372	15
Bulk	498	504	(1)	1,020	970	5
Industrial chemicals & plastics	161	156	3	321	296	8
Metals & minerals	205	182	13	387	328	18
Forest products	63	64	(2)	127	124	2
Energy & specialized markets	141	138	2	272	277	(2)
Industrial	570	540	6	1,107	1,025	8
Automotive	192	173	11	382	353	8
Intermodal [a]	805	878	(8)	1,562	1,674	(7)
Premium	997	1,051	(5)	1,944	2,027	(4)
Total	2,065	2,095	(1)%	4,071	4,022	1%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Average Revenue per Car	2022	2021	Change	2022	2021	Change
Grain & grain products	$4,451	$3,894	14%	$4,357	$3,838	14%
Fertilizer	3,437	3,304	4	3,701	3,550	4
Food & refrigerated	5,770	5,226	10	5,703	5,230	9
Coal & renewables	2,426	2,134	14	2,340	2,051	14
Bulk	3,642	3,266	12	3,574	3,256	10
Industrial chemicals & plastics	3,455	3,189	8	3,351	3,153	6
Metals & minerals	2,755	2,569	7	2,710	2,567	6
Forest products	6,128	5,463	12	5,898	5,357	10
Energy & specialized markets	4,161	3,944	6	4,189	3,886	8
Industrial	3,674	3,442	7	3,626	3,430	6
Automotive	2,919	2,479	18	2,780	2,482	12
Intermodal [a]	1,711	1,363	26	1,641	1,332	23
Premium	1,943	1,547	26	1,864	1,532	22
Average	$2,830	$2,449	16%	$2,771	$2,432	14%

[a]	For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated goods, and coal and renewables. Freight revenues from bulk shipments increased in the second quarter and six-month periods of 2022 compared to 2021 due to higher fuel surcharge revenues and core pricing gains. Volume declined 1% in the second quarter compared to 2022 driven by network constraints increasing shuttle cycle times for our grain traffic, partially offset by 2% increase in coal and renewable carloads. Conversely, volume increased 5% in the year-to-date period compared to 2021 due to a 15% increase in coal and renewable shipments due to higher natural gas prices and contract wins. Negative mix of traffic from increased coal shipments partially offset some of the gains in the year-to-date period.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments increased in the second quarter of 2022 compared to 2021 due to higher fuel surcharge revenues, higher volume, and core pricing gains, partially offset by negative mix of traffic from increased short haul rock shipments. Volume grew 6% in the second quarter of 2022 compared to 2021 despite the actions taken to reduce freight car inventory and slower cycle times. The growth was driven by metals and minerals due to strong demand for rock. Petroleum shipments declined in the second quarter compared to 2021 due to regulatory challenges in Mexico markets. Year-to-date, freight revenue increased compared to 2021 driven by an 8% volume increase, higher fuel surcharge, and core pricing gains, partially offset by negative mix of traffic. In addition to the second quarter drivers, many of our customers in the Gulf Coast experienced Winter Storm Uri interruptions for an extended period causing a significant impact on the industrial chemicals and plastics and metals and minerals industries in the first quarter of 2021. Last year’s weather event coupled with 2022 strong demand drove the year-over-year increase for the impacted commodities for the year-to-date period.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenues increased in the second quarter and six-month period of 2022 compared to 2021 due to higher fuel surcharge revenues, core pricing gains, positive mix of traffic from lower international intermodal shipments, partially offset by volume declines. Intermodal volume declined 8% and 7% in the second quarter and year-to-date periods, respectively, compared to 2021 driven by ongoing international supply chain disruptions and company actions to store equipment, partially offset by domestic contract wins and tight truck capacity. Automotive shipments increased 11% and 8% in the second quarter and six-month periods, respectively, compared to the same periods in 2021 driven by an increase in automotive parts and finished vehicle shipments as the automotive industry slowly recovers from the shortage of semiconductors and last year’s weather disruptions in the first quarter.

Mexico Business – Each of our commodity groups includes revenues from shipments to and from Mexico. Revenues from Mexico business increased 10% to $681 million in the second quarter of 2022 compared to 2021 driven by higher fuel surcharge revenues, positive business mix from lower intermodal shipments, and core pricing gains, partially offset by a 4% decline in volume. The volume decrease was driven by intermodal and petroleum shipments, partially offset by automotive parts. Year-to-date, revenues increased 13% to $1.3 billion because of higher fuel surcharge revenues, positive business mix from lower intermodal shipments, and core pricing gains, partially offset by 2% volume decline compared to 2021.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2022	2021	Change	2022	2021	Change
Compensation and benefits	$1,092	$1,022	7%	$2,193	$2,048	7%
Fuel	940	497	89	1,654	908	82
Purchased services and materials	622	478	30	1,183	968	22
Depreciation	559	550	2	1,114	1,099	1
Equipment and other rents	230	200	15	445	412	8
Other	331	284	17	668	604	11
Total	$3,774	$3,031	25%	$7,257	$6,039	20%

Operating expenses increased $743 million and $1.2 billion in the second quarter and year-to-date periods, respectively, compared to 2021 driven by higher fuel prices, operational challenges, inflation, and higher casualty costs. In addition, the year-to-date period comparison was impacted positively by lower weather-related expenses and negatively by higher state and local taxes in 2022.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. For the second quarter and year-to-date periods, expenses increased 7% compared to 2021 due to a 2% increase in employee levels and wage inflation. The year-to-date period also was partially offset by last year's weather-related expenses. Employee levels increased in the second quarter and year-to-date periods to address congestion across the system, including hiring and training new employees. The year-to-date period also was affected by increased carload volumes.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense increased in the second quarter of 2022 compared to the same period in 2021 driven by an 87% increase in locomotive diesel fuel prices, which averaged $4.03 and $2.16 per gallon (including taxes and transportation costs) in the second quarter of 2022 and 2021, respectively. A 1% increase in gross ton-miles also contributed to the higher expense. Fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-mile in thousands, deteriorated slightly. For the six-month period, locomotive diesel fuel prices averaged $3.48 per gallon in 2022 compared to $2.01 per gallon in 2021, driving the 82% increase in expenses. In addition, gross ton-miles increased 5% and fuel consumption rate deteriorated slightly during the year-to-date period, also driving higher fuel expense compared to 2021.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials increased 30% and 22% in the second quarter and year-to-date periods, respectively, compared to 2021 primarily due to higher locomotive maintenance expenses due to a larger active fleet to assist in recovering the network, inflation, and increased drayage costs incurred by one of our subsidiaries. In addition, the year-to-date period comparison was positively impacted by last year’s weather-related expenses.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was up 2% and 1% for the second quarter and six-month periods, respectively, compared to 2021.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Equipment and other rents expense increased 15% and 8% in the second quarter and year-to-date periods, respectively, compared to 2021 driven by lower equity income from our investment in TTX Company and increased freight car rent expense due to network congestion.

Other – Other expenses include state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental remediation; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other costs increased 17% and 11% in the second quarter and year-to-date periods, respectively, compared to 2021 driven by casualty expenses, including higher personal injury expense, and increased business travel costs, partially offset by lower environmental remediation costs. In the year-to-date period, higher state and local taxes also contributed to the increase.

Non-Operating Items

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2022	2021	Change	2022	2021	Change
Other income, net	$163	$125	30%	$210	$176	19%
Interest expense	(316)	(282)	12	(623)	(572)	9
Income taxes	(507)	(518)	(2)	(994)	(931)	7

Other Income, net – Other income increased in the second quarter and year-to-date periods of 2022 compared to 2021 driven by larger gains from real estate sales. Real estate sales in the second quarter of 2022 includes a $79 million gain from a land sale to the Illinois State Toll Highway Authority, while the second quarter of 2021 includes a $50 million gain from a sale to the Colorado Department of Transportation. In addition, the year-to-date comparison was negatively impacted by higher environmental remediation expense at non-operating sites.

Interest Expense – Interest expense increased in the second quarter of 2022 compared to 2021 due to an increased weighted-average debt level of $32.1 billion in 2022 compared to $28.0 billion in 2021, while the effective interest rate was flat at 4.0% in both years. Year-to-date, interest expense increased due to an increased weighted-average debt level of $31.5 billion in 2022 compared to $27.4 billion in 2021, partially offset by a lower effective interest rate of 4.0% in 2022 compared to 4.1% in 2021.

Income Taxes – Income tax expense decreased in the second quarter of 2022 compared to 2021, driven by deferred tax adjustments from states reducing their corporate income tax rates. Second quarter 2022 included a $55 million reduction of deferred tax expense related to Nebraska reducing its corporate income tax rate, while second quarter 2021 included $43 million in reductions to deferred tax expense related to Idaho, Nebraska, and Oklahoma reducing their corporate income tax rates. Year-to-date, income tax expense increased compared to the same period in 2021 due to higher pre-tax income, partially offset by the deferred tax adjustments described above. Our effective tax rates for year-to-date 2022 and 2021 were 22.3% and 22.9%, respectively.

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

Railroad performance measures are included in the table below:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2022	2021	Change		2022	2021	Change
Gross ton-miles (GTMs) (billions)	209.8	207.8		1%	419.5	400.9		5%
Revenue ton-miles (billions)	103.4	104.8		(1)	210.6	202.1		4
Freight car velocity (daily miles per car)	187	213		(12)	192	211		(9)
Average train speed (miles per hour) [a]	23.6	25.0		(6)	23.9	25.1		(5)
Average terminal dwell time (hours) [a]	24.6	22.9		7	24.3	23.2		5
Locomotive productivity (GTMs per horsepower day)	123	140		(12)	126	139		(9)
Train length (feet)	9,439	9,410		-	9,321	9,330		-
Intermodal car trip plan compliance (%) [b]	62	71	(9	)pts	67	74	(7	)pts
Manifest/Automotive car trip plan compliance (%) [b]	56	67	(11	)pts	59	68	(9	)pts
Workforce productivity (car miles per employee)	1,034	1,060		(2)	1,045	1,031		1
Total employees (average)	30,715	30,066		2	30,452	29,910		2
Operating ratio	60.2	55.1	5.1	pts	59.8	57.5	2.3	pts

[a]	As reported to the STB.
[b]	Methodology used to report (described below) is not comparable with the reporting to the STB under docket number EP 770.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Revenue ton-miles decreased 1% during the second quarter of 2022 compared to 2021, driven by a 1% decrease in carloadings, while gross ton-miles increased 1%. Year-to-date, gross ton-miles and revenue ton-miles increased 5% and 4%, respectively, driven by a 1% increase in carloadings. Changes in commodity mix drove the variances in both periods between gross ton-miles, revenue ton-miles, and carloads.

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). As freight car velocity, average train speed, and average terminal dwell deteriorated, operating car inventory levels increased and congested the network compared to the same periods in 2021.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower available. Locomotive productivity decreased in the second quarter and six-month periods of 2022 compared to the same periods in 2021 driven by an increase in our average active fleet size as resources were deployed to alleviate network congestion in both periods and handle increased volume in the six-month period of 2022.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length was flat in the second quarter and six-month periods of 2022 compared to same periods in 2021 primarily driven by train length improvement initiatives, offset by lower international intermodal shipments.

Car Trip Plan Compliance – Car trip plan compliance is the percentage of cars delivered on time in accordance with our original trip plan. Our network car trip plan compliance is broken into the intermodal and manifest/automotive products. Manifest/automotive car trip plan compliance and intermodal car trip plan compliance deteriorated in the second quarter and six-month periods of 2022 compared to 2021 because of network congestion.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity declined 2% in the second quarter of 2022, as average daily car miles were essentially flat while employees increased 2% compared to 2021. The 2% increase in employee levels was driven by an increase in train, engine, and yard employees to address congestion and market demands. Year-to-date, workforce productivity improved 1% as average daily car miles increased 3% and employees increased 2% compared to the same period in 2021.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. Our second quarter operating ratio of 60.2% deteriorated 5.1 points compared to 2021 and our year-to-date operating ratio of 59.8% deteriorated 2.3 points compared to 2021 mainly due to excess network costs, higher fuel prices, inflation, and other cost increases, partially offset by positive mix of traffic, and core pricing gains. In addition, the year-to-date comparison was positively impacted by lower weather-related expenses.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Jun. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2022	2021
Net income	$6,849	$6,523
Add:
Income tax expense	2,018	1,955
Depreciation	2,223	2,208
Interest expense	1,208	1,157
EBITDA	$12,298	$11,843
Adjustments:
Other income, net	(331)	(297)
Interest on operating lease liabilities [b]	51	56
Adjusted EBITDA	$12,018	$11,602
Debt	$32,007	$29,729
Operating lease liabilities	1,609	1,759
Unfunded/(funded) pension and OPEB, net of tax cost/(benefit) of ($33) and ($21) [c]	(113)	(72)
Adjusted debt	$33,503	$31,416
Adjusted debt / Adjusted EBITDA	2.8	2.7

[a]	The trailing twelve months income statement information ended June 30, 2022, is recalculated by taking the twelve months ended December 31, 2021, subtracting the six months ended June 30, 2021, and adding the six months ended June 30, 2022.
[b]	Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.
[c]	OPEB = other postretirement benefits

Adjusted debt to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income. The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA. At both June 30, 2022, and December 31, 2021, the incremental borrowing rate on operating leases was 3.2%.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions, for the Six Months Ended June 30,	2022	2021
Cash provided by operating activities	$4,167	$4,219
Cash used in investing activities	(1,540)	(1,071)
Cash used in financing activities	(2,796)	(3,807)
Net change in cash, cash equivalents and restricted cash	$(169)	$(659)

Operating Activities

Cash provided by operating activities decreased in the first six months of 2022 compared to the same period of 2021 due to higher income tax cash payments and an increase in our accounts receivable balances more than offsetting our higher net income.

Investing Activities

Cash used in investing activities increased in the first six months of 2022 compared to the same period of 2021 driven by increased capital investment.

The table below details cash capital investments:

Millions, for the Six Months Ended June 30,	2022	2021
Rail and other track material	$263	$233
Ties	236	213
Ballast	98	100
Other [a]	290	250
Total road infrastructure replacements	887	796
Line expansion and other capacity projects	159	110
Commercial facilities	89	62
Total capacity and commercial facilities	248	172
Locomotives and freight cars [b]	345	93
Technology and other	165	129
Total cash capital investments [c]	$1,645	$1,190

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]	Locomotives and freight cars include lease buyouts of $46 million in 2022 and $23 million in 2021.
[c]	Weather-related damages for the six months ended June 30, 2022 and 2021, are immaterial.

Capital Plan

In 2022, we expect our capital expenditures to be approximately $3.3 billion, up 10 % from 2021, as we make investments to support our growth strategy. We will continue to harden our infrastructure, replace older assets, and improve the safety and resilience of the network. In addition, the plan includes targeted freight car acquisitions, investments in growth-related projects to drive more carloads to the network, certain ramps to efficiently handle volumes from new and existing intermodal customers, continued modernization of our locomotive fleet, and projects intended to improve operational efficiency. The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities decreased in the first six months of 2022 compared to the same period of 2021 driven by an increase in debt issued and less share repurchases, partially offset by more debt repaid and higher dividends.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions, for the Six Months Ended June 30,	2022	2021
Cash provided by operating activities	$4,167	$4,219
Cash used in investing activities	(1,540)	(1,071)
Dividends paid	(1,556)	(1,350)
Free cash flow	$1,071	$1,798

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions, for the Six Months Ended June 30,	2022	2021
Cash provided by operating activities	$4,167	$4,219
Cash used in capital investments	(1,645)	(1,190)
Total (a)	$2,522	$3,029
Net income (b)	$3,465	$3,139
Cash flow conversion rate (a/b)	73%	96%

Current Liquidity Status

We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volumes.

During the second quarter, we generated $1.9 billion of cash provided by operating activities, paid our quarterly dividend, and repurchased $0.7 billion under our share repurchase program, including the final settlement of the accelerated share repurchase program entered into on February 17, 2022. On June 30, 2022, we had $788 million of cash and cash equivalents, $2.0 billion of credit available under our revolving credit facility, and up to $200 million undrawn on the Receivables Facility. In the second quarter, we drew $600 million on the Receivables Facility and redeemed all $750 million of outstanding 4.163% notes due July 15, 2022. We have been, and we expect to continue to be, in compliance with our debt covenants.

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

The following table identifies material obligations as of June 30, 2022:

		Jul. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2022	2023	2024	2025	2026	2026
Debt [a]	$58,749	$1,530	$2,452	$2,471	$2,451	$1,990	$47,855
Purchase obligations [b]	3,628	568	837	794	755	274	400
Operating leases [c]	1,794	110	307	293	296	227	561
Other post retirement benefits [d]	377	22	44	40	39	39	193
Finance lease obligations [e]	290	32	76	63	43	35	41
Total contractual obligations	$64,838	$2,262	$3,716	$3,661	$3,584	$2,565	$49,050

[a]	Excludes finance lease obligations of $260 million as well as unamortized discount and deferred issuance costs of ($1,771) million. Includes an interest component of $25,231 million.
[b]	Purchase obligations include locomotive maintenance contracts; purchase commitments for fuel purchases, ties, ballast, and rail; and agreements to purchase other goods and services.
[c]	Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $185 million.
[d]	Includes estimated other post retirement, medical, and life insurance payments and payments made under the unfunded pension plans for the next ten years.
[e]	Represents total obligations, including interest component of $30 million.

OTHER MATTERS

Accounting Pronouncements – See Note 2 to the Condensed Consolidated Financial Statements.

Asserted and Unasserted Claims – See Note 15 to the Condensed Consolidated Financial Statements.

Indemnities – See Note 15 to the Condensed Consolidated Financial Statements.

Labor Agreements – Pursuant to the Railway Labor Act (RLA), our collective bargaining agreements are subject to modification every five years. Existing agreements remain in effect until new agreements are ratified or until the RLA procedures are exhausted. The RLA procedures include mediation, potential arbitration, cooling-off periods, and the possibility of Presidential Emergency Boards and Congressional intervention. The current round of negotiations began on January 1, 2020, related to years 2020-2024. In June 2022, the National Mediation Board released the parties from mediation, which initiated the first 30-day cooling-off period. Prior to the end of the first cooling-off period, the Biden administration appointed a Presidential Emergency Board (PEB) to resolve the parties' disputes. The PEB has 30 days to issue a report with its recommendations, which may be adopted or rejected by the parties. If the parties decline to adopt the PEB's recommendations, a second 30-day cooling-off period will begin. If the parties do not reach voluntary agreements by the end of the second cooling-off period, the parties may engage in self-help (i.e., lockouts or strike). Congress may act to stop self-help by extending the cool-off period or passing a law forcing a collective bargaining agreement on the parties.

CAUTIONARY INFORMATION

Statements in this Form 10-Q/filing, including forward-looking statements, speak only as of and are based on information we have learned as of July 21, 2022. We assume no obligation to update any such information to reflect subsequent developments, changes in assumptions, or changes in other factors affecting forward-looking information. If we do update one or more of these statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other statements.

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. Forward-looking statements and information also include any other statements or information in this report regarding: potential impacts of the COVID-19 pandemic and the Russia-Ukraine conflict on our business operations, financial results, liquidity, and financial position, and on the world economy (including our customers and supply chains), including as a result of decreased volume and carloadings; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications (including those in response to increased traffic); expectations as to cost savings, revenues growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters, expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

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

Environmental Matters

We receive notices from the U.S. Environmental Protection Agency (EPA) and state environmental agencies alleging that we are or may be liable under federal or state environmental laws for remediation costs at various sites throughout the U.S., including sites on the Superfund National Priorities List or state superfund lists. We cannot predict the ultimate impact of these proceedings and suits because of the number of potentially responsible parties involved, the degree of contamination by various wastes, the scarcity and quality of volumetric data related to many of the sites, and the speculative nature of remediation costs.

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in this report in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Environmental Costs, Item 7, and Note 17 of the Consolidated Financial Statements of our 2021 Annual Report on Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the second quarter of 2022:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share [b]	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program [c]	Maximum Number of Shares That May Be Purchased Under Current Authority [d]
Apr. 1 through Apr. 30	1,321,166	$237.37	1,317,321	98,682,679
May. 1 through May. 31	1,227,287	228.67	1,225,340	97,457,339
Jun. 1 through Jun. 30	559,745	209.97	558,022	96,899,317
Total	3,108,198	$229.00	3,100,683	N/A

[a]

Total number of shares purchased during the quarter includes 7,515 shares delivered or attested to UPC by employees to pay stock option exercise prices and satisfy tax withholding obligations for stock option exercises or vesting of retention units or retention shares.

[b]

In the period of the final settlement, the average price paid under the accelerated share repurchase programs is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2022 accelerated share repurchase programs was $248.32.

[c]

Total number of shares purchased as part of a publicly announced plan or program includes 907,644 shares and 939,541 shares repurchased in April and May, respectively, under ASRs. See Note 16 to the Condensed Consolidated Financial Statements for additional information.

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

101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2022 (filed with the SEC on July 21, 2022), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended June 30, 2022 and 2021, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2022, and December 31, 2021, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2022 and 2021, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated: July 21, 2022

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Senior Vice President and
Chief Accounting, Risk, and Compliance Officer
(Principal Accounting Officer)