Form 10-Q
period 2022-09-30
UNION PACIFIC CORP
filed 2022-10-20
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission File Number 1-6075

UNION PACIFIC CORPORATION

(Exact name of registrant as specified in its charter)

Utah	13-2626465
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1400 Douglas Street, Omaha, Nebraska	68179
(Address of principal executive offices)	(Zip Code)

(402) 544-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each Class	Trading Symbol	Name of each exchange on which registered
Common Stock (Par Value $2.50 per share)	UNP	New York Stock Exchange

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

☐ Yes     ☒ No

As of October 14, 2022, there were 614,800,800 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended September 30,	2022	2021
Operating revenues:
Freight revenues	$6,109	$5,166
Other revenues	457	400
Total operating revenues	6,566	5,566
Operating expenses:
Compensation and benefits	1,278	1,040
Fuel	932	544
Purchased services and materials	626	510
Depreciation	563	553
Equipment and other rents	215	217
Other	319	270
Total operating expenses	3,933	3,134
Operating income	2,633	2,432
Other income, net (Note 6)	124	38
Interest expense	(315)	(290)
Income before income taxes	2,442	2,180
Income taxes (Note 7)	(547)	(507)
Net income	$1,895	$1,673
Share and Per Share (Note 8):
Earnings per share - basic	$3.05	$2.58
Earnings per share - diluted	$3.05	$2.57
Weighted average number of shares - basic	620.4	648.7
Weighted average number of shares - diluted	621.5	650.3

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended September 30,	2022	2021
Net income	$1,895	$1,673
Other comprehensive income/(loss):
Defined benefit plans	15	24
Foreign currency translation	(6)	(6)
Total other comprehensive income/(loss) [a]	9	18
Comprehensive income	$1,904	$1,691

[a]	Net of deferred taxes of ($6) million and ($8) million during the three months ended September 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Nine Months Ended September 30,	2022	2021
Operating revenues:
Freight revenues	$17,391	$14,947
Other revenues	1,304	1,124
Total operating revenues	18,695	16,071
Operating expenses:
Compensation and benefits	3,471	3,088
Fuel	2,586	1,452
Purchased services and materials	1,809	1,478
Depreciation	1,677	1,652
Equipment and other rents	660	629
Other	987	874
Total operating expenses	11,190	9,173
Operating income	7,505	6,898
Other income, net (Note 6)	334	214
Interest expense	(938)	(862)
Income before income taxes	6,901	6,250
Income taxes (Note 7)	(1,541)	(1,438)
Net income	$5,360	$4,812
Share and Per Share (Note 8):
Earnings per share - basic	$8.56	$7.31
Earnings per share - diluted	$8.54	$7.29
Weighted average number of shares - basic	626.1	658.3
Weighted average number of shares - diluted	627.4	659.9

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Nine Months Ended September 30,	2022	2021
Net income	$5,360	$4,812
Other comprehensive income/(loss):
Defined benefit plans	44	73
Foreign currency translation	38	(13)
Total other comprehensive income/(loss) [a]	82	60
Comprehensive income	$5,442	$4,872

[a]	Net of deferred taxes of ($17) million and ($26) million during the nine months ended September 30, 2022 and 2021, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	Sep. 30,	Dec. 31,
Millions, Except Share and Per Share Amounts	2022	2021
Assets
Current assets:
Cash and cash equivalents	$1,267	$960
Short-term investments (Note 13)	46	46
Accounts receivable, net (Note 10)	2,052	1,722
Materials and supplies	794	621
Other current assets	246	202
Total current assets	4,405	3,551
Investments	2,314	2,241
Properties, net (Note 11)	55,689	54,871
Operating lease assets	1,703	1,787
Other assets	1,232	1,075
Total assets	$65,343	$63,525
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$4,034	$3,578
Debt due within one year (Note 14)	1,678	2,166
Total current liabilities	5,712	5,744
Debt due after one year (Note 14)	31,744	27,563
Operating lease liabilities	1,303	1,429
Deferred income taxes	12,868	12,675
Other long-term liabilities	1,973	1,953
Commitments and contingencies (Note 15)
Total liabilities	53,600	49,364
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,112,618,814 and
1,112,440,400 issued; 615,789,169 and 638,841,656 outstanding, respectively	2,782	2,781
Paid-in-surplus	5,055	4,979
Retained earnings	58,047	55,049
Treasury stock	(53,309)	(47,734)
Accumulated other comprehensive loss (Note 9)	(832)	(914)
Total common shareholders' equity	11,743	14,161
Total liabilities and common shareholders' equity	$65,343	$63,525

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Nine Months Ended September 30,	2022	2021
Operating Activities
Net income	$5,360	$4,812
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,677	1,652
Deferred and other income taxes	180	189
Other operating activities, net	(93)	(67)
Changes in current assets and liabilities:
Accounts receivable, net	(330)	(174)
Materials and supplies	(173)	(26)
Other current assets	(9)	19
Accounts payable and other current liabilities	433	(4)
Income and other taxes	25	102
Cash provided by operating activities	7,070	6,503
Investing Activities
Capital investments	(2,690)	(1,945)
Proceeds from asset sales	172	120
Maturities of short-term investments (Note 13)	46	64
Purchases of short-term investments (Note 13)	(46)	(40)
Other investing activities, net	(41)	9
Cash used in investing activities	(2,559)	(1,792)
Financing Activities
Debt issued (Note 14)	6,080	3,901
Share repurchase programs (Note 16)	(5,497)	(5,846)
Dividends paid	(2,362)	(2,045)
Debt repaid	(2,185)	(1,120)
Net issued/(paid) commercial paper (Note 14)	(203)	125
Debt exchange	-	(270)
Other financing activities, net	(43)	(36)
Cash used in financing activities	(4,210)	(5,291)
Net Change in Cash, Cash Equivalents, and Restricted Cash	301	(580)
Cash, cash equivalents, and restricted cash at beginning of year	983	1,818
Cash, cash equivalents, and restricted cash at end of period	$1,284	$1,238
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$172	$151
Common shares repurchased but not yet paid	80	80
Cash (paid for)/received from:
Income taxes, net of refunds	$(1,473)	$(1,241)
Interest, net of amounts capitalized	(980)	(904)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$1,267	$1,194
Restricted cash equivalents in other current assets	13	32
Restricted cash equivalents in other assets	4	12
Total cash, cash equivalents and restricted cash equivalents per above	$1,284	$1,238

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at July 1, 2021	1,112.5	(459.5)	$2,781	$4,499	$53,116	$(44,542)	$(1,551)	$14,303
Net income			-	-	1,673	-	-	1,673
Other comprehensive income/(loss)			-	-	-	-	18	18
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	(0.1)	0.1	-	22	-	5	-	27
Share repurchase programs (Note 16)	-	(8.6)	-	426	-	(1,835)	-	(1,409)
Dividends declared ($1.07 per share)	-	-	-	-	(695)	-	-	(695)
Balance at September 30, 2021	1,112.4	(468.0)	$2,781	$4,947	$54,094	$(46,372)	$(1,533)	$13,917

Balance at July 1, 2022	1,112.6	(487.5)	$2,781	$5,030	$56,958	$(51,218)	$(841)	$12,710
Net income			-	-	1,895	-	-	1,895
Other comprehensive income/(loss)			-	-	-	-	9	9
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.2	1	25	-	11	-	37
Share repurchase programs (Note 16)	-	(9.5)	-	-	-	(2,102)	-	(2,102)
Dividends declared ($1.30 per share)	-	-	-	-	(806)	-	-	(806)
Balance at September 30, 2022	1,112.6	(496.8)	$2,782	$5,055	$58,047	$(53,309)	$(832)	$11,743

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2021	1,112.2	(440.9)	$2,781	$4,864	$51,326	$(40,420)	$(1,593)	$16,958
Net income			-	-	4,812	-	-	4,812
Other comprehensive income/(loss)			-	-	-	-	60	60
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.4	-	57	-	-	-	57
Share repurchase programs (Note 16)	-	(27.5)	-	26	-	(5,952)	-	(5,926)
Dividends declared ($3.11 per share)	-	-	-	-	(2,044)	-	-	(2,044)
Balance at September 30, 2021	1,112.4	(468.0)	$2,781	$4,947	$54,094	$(46,372)	$(1,533)	$13,917

Balance at January 1, 2022	1,112.4	(473.6)	$2,781	$4,979	$55,049	$(47,734)	$(914)	$14,161
Net income			-	-	5,360	-	-	5,360
Other comprehensive income/(loss)			-	-	-	-	82	82
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.4	1	88	-	(10)	-	79
Share repurchase programs (Note 16)	-	(23.6)	-	(12)	-	(5,565)	-	(5,577)
Dividends declared ($3.78 per share)	-	-	-	-	(2,362)	-	-	(2,362)
Balance at September 30, 2022	1,112.6	(496.8)	$2,782	$5,055	$58,047	$(53,309)	$(832)	$11,743

[a]	AOCI = Accumulated Other Comprehensive Income/Loss (Note 9)
[b]	ESPP = employee stock purchase plan (Note 4)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2021 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2021, is derived from audited financial statements. The results of operations for the nine months ended September 30, 2022, are not necessarily indicative of the results for the entire year ending December 31, 2022.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP principles to contracts, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. This guidance was effective beginning on March 12, 2020, and can be adopted on a prospective basis no later than December 31, 2022, with early adoption permitted. The Company adopted the ASU, and it did not have an impact on our consolidated financial statements.

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

The following table represents a disaggregation of our freight and other revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2022	2021	2022	2021
Bulk	$1,959	$1,687	$5,604	$4,847
Industrial	2,194	1,911	6,206	5,426
Premium	1,956	1,568	5,581	4,674
Total freight revenues	$6,109	$5,166	$17,391	$14,947
Other subsidiary revenues	231	182	669	539
Accessorial revenues	212	198	596	535
Other	14	20	39	50
Total operating revenues	$6,566	$5,566	$18,695	$16,071

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origin or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenues from shipments to and from Mexico. Included in the above table are revenues from our Mexico business, which amounted to $708 million and $592 million, respectively, for the three months ended September 30, 2022 and 2021, and $2.0 billion and $1.8 billion, respectively, for the nine months ended September 30, 2022 and 2021.

4. Stock-Based Compensation

We have several stock-based compensation plans where employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. Starting in July 2021, employees are also able to participate in our employee stock purchase plan (ESPP).

Information regarding stock-based compensation appears in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2022	2021	2022	2021
Stock-based compensation, before tax:
Stock options	$4	$4	$11	$12
Retention awards	13	16	54	50
ESPP	4	4	12	4
Total stock-based compensation, before tax	$21	$24	$77	$66
Excess tax benefits from equity compensation plans	$2	$1	$20	$18

Stock Options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at September 30, 2022, are subject to performance or market-based vesting conditions.

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

A summary of stock option activity during the nine months ended September 30, 2022, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2022	2,106	$149.84	6.3	$215
Granted	328	244.35	N/A	N/A
Exercised	(397)	125.28	N/A	N/A
Forfeited or expired	(29)	213.28	N/A	N/A
Outstanding at September 30, 2022	2,008	$169.22	6.3	$71
Vested or expected to vest at September 30, 2022	1,987	$168.69	6.2	$70
Options exercisable at September 30, 2022	1,331	$143.54	5.1	$69

At September 30, 2022, there was $19 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.2 years. Additional information regarding stock option exercises appears in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2022	2021	2022	2021
Intrinsic value of stock options exercised	$7	$1	$51	$33
Cash received from option exercises	7	1	24	35
Treasury shares repurchased for employee payroll taxes	(2)	-	(7)	(7)
Tax benefit realized from option exercises	1	-	7	6
Aggregate grant-date fair value of stock options vested	-	-	13	14

Retention Awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 4 years, and dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2022, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	1,287	$165.10
Granted	238	243.92
Vested	(408)	126.06
Forfeited	(50)	191.59
Nonvested at September 30, 2022	1,067	$196.37

At September 30, 2022, there was $99 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1 .7  years.

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

Changes in our performance retention awards during the nine months ended September 30, 2022, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	641	$173.03
Granted	209	244.35
Vested	(56)	162.64
Unearned	(163)	161.57
Forfeited	(26)	211.28
Nonvested at September 30, 2022	605	$200.07

At September 30, 2022, there was $28 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.4 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension benefit/cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2022	2021	2022	2021
Service cost	$21	$25	$73	$85
Interest cost	31	25	93	78
Expected return on plan assets	(74)	(67)	(220)	(202)
Amortization of actuarial loss	21	35	64	106
Net periodic pension (benefit)/cost	$(1)	$18	$10	$67

Cash Contributions

For the nine months ended September 30, 2022, cash contributions totaled $0 to the qualified pension plans. Any contributions made during 2022 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At September 30, 2022, we do not have minimum cash funding requirements for 2022.

6. Other Income

Other income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2022	2021	2022	2021
Real estate income [a] [b]	$103	$53	$309	$209
Net periodic pension benefit/(cost)	22	7	63	18
Environmental remediation and restoration	(4)	(4)	(35)	(13)
Other [a]	3	(18)	(3)	-
Total	$124	$38	$334	$214

[a]	Prior periods have been reclassified to conform to the current period financial statement presentation.
[b]
The three months ended September 30, 2022, includes a $35 million gain from a sale to the Colorado Department of Transportation. The nine months ended September 30, 2022, also includes a $79 million gain from a land sale to the Illinois State Toll Highway Authority. The nine months ended September 30, 2021, includes a $50 million gain from a sale to the Colorado Department of Transportation.

7. Income Taxes

In the third quarter of 2022, the states of Iowa, Arkansas, and Idaho enacted legislation to reduce their corporate income tax rates for future years resulting in a $40 million reduction of our deferred tax expense.

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

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions, Except Per Share Amounts	2022	2021	2022	2021
Net income	$1,895	$1,673	$5,360	$4,812
Weighted-average number of shares outstanding:
Basic	620.4	648.7	626.1	658.3
Dilutive effect of stock options	0.5	0.8	0.7	0.8
Dilutive effect of retention shares and units	0.6	0.8	0.6	0.8
Diluted	621.5	650.3	627.4	659.9
Earnings per share – basic	$3.05	$2.58	$8.56	$7.31
Earnings per share – diluted	$3.05	$2.57	$8.54	$7.29
Stock options excluded as their inclusion would be anti-dilutive	0.3	0.4	0.3	0.3

9. Accumulated Other Comprehensive Income/Loss

Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at July 1, 2022	$(629)	$(212)	$(841)
Other comprehensive income/(loss) before reclassifications	-	(6)	(6)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	15	-	15
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($6) million	15	(6)	9
Balance at September 30, 2022	$(614)	$(218)	$(832)

Balance at July 1, 2021	$(1,332)	$(219)	$(1,551)
Other comprehensive income/(loss) before reclassifications	(1)	(6)	(7)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	25	-	25
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($8) million	24	(6)	18
Balance at September 30, 2021	$(1,308)	$(225)	$(1,533)

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2022	$(658)	$(256)	$(914)
Other comprehensive income/(loss) before reclassifications	-	38	38
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	44	-	44
Net year-to-date other comprehensive income/(loss), net of taxes of ($17) million	44	38	82
Balance at September 30, 2022	$(614)	$(218)	$(832)

Balance at January 1, 2021	$(1,381)	$(212)	$(1,593)
Other comprehensive income/(loss) before reclassifications	(3)	(13)	(16)
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	76	-	76
Net year-to-date other comprehensive income/(loss), net of taxes of ($26) million	73	(13)	60
Balance at September 30, 2021	$(1,308)	$(225)	$(1,533)

[a]

The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. At September 30, 2022, and December 31, 2021, our accounts receivable were reduced by $11 million and $10 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At both  September 30, 2022, and December 31, 2021, receivables classified as other assets were reduced by an allowance of $51 million.

Receivables Securitization Facility – On July 29, 2022, the Railroad completed the renewal of the receivables securitization facility (the Receivables Facility). The new $800 million, 3-year facility replaces the prior $800 million facility and will mature in July 2025. Under the Receivables Facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount recorded under the Receivables Facility was $200 million and $300 million at September 30, 2022, and December 31, 2021, respectively. The Receivables Facility was supported by $1.7 billion and $1.3 billion of accounts receivable as collateral at September 30, 2022, and December 31, 2021, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $4 million and $1 million for the three months ended  September 30, 2022 and 2021 , respectively, and $8  mi llion and $3 million for the nine months ended September 30, 2022 and 2021 , respectively.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of September 30, 2022	Cost	Depreciation	Value	Useful Life
Land	$5,334	$ N/A	$5,334	N/A
Road:
Rail and other track material	18,329	7,024	11,305	43
Ties	11,610	3,648	7,962	34
Ballast	6,182	1,925	4,257	34
Other roadway [a]	22,151	4,890	17,261	47
Total road	58,272	17,487	40,785	N/A
Equipment:
Locomotives	9,214	3,693	5,521	18
Freight cars	2,511	879	1,632	23
Work equipment and other	1,216	457	759	17
Total equipment	12,941	5,029	7,912	N/A
Technology and other	1,255	536	719	13
Construction in progress	939	-	939	N/A
Total	$78,741	$23,052	$55,689	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2021	Cost	Depreciation	Value	Useful Life
Land	$5,339	$ N/A	$5,339	N/A
Road:
Rail and other track material	17,980	6,844	11,136	44
Ties	11,364	3,516	7,848	34
Ballast	6,070	1,852	4,218	34
Other roadway [a]	21,593	4,657	16,936	47
Total road	57,007	16,869	40,138	N/A
Equipment:
Locomotives	9,371	3,779	5,592	17
Freight cars	2,227	822	1,405	24
Work equipment and other	1,161	411	750	18
Total equipment	12,759	5,012	7,747	N/A
Technology and other	1,209	523	686	12
Construction in progress	961	-	961	N/A
Total	$77,275	$22,404	$54,871	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

	Sep. 30,	Dec. 31,
Millions	2022	2021
Accounts payable	$916	752
Compensation-related accruals [a] [b]	889	654
Income and other taxes payable	854	823
Current operating lease liabilities	326	330
Interest payable	237	330
Accrued casualty costs	220	187
Equipment rents payable	109	98
Other [a]	483	404
Total accounts payable and other current liabilities	$4,034	$3,578

[a]	Prior periods have been reclassified to conform to the current period financial statement presentation.
[b]	2022 includes a $114 million one-time accrual for labor agreements with our unions.

13. Financial Instruments

Short-Term Investments – All of the Company’s short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of September 30, 2022, the Company had $46 million of short-term investments. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At September 30, 2022, the fair value of total debt was $26.8 billion, approximately $6.6 billion less than the carrying value. At December 31, 2021, the fair value of total debt was $32.9 billion, approximately $3.2 billion more than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – During the second quarter 2022, we replaced our $2.0 billion revolving credit facility, which was scheduled to expire on June 8, 2023, with a new $2.0 billion facility that expires May 20, 2027 (the Facility). The Facility is based on substantially similar terms as those in the previous credit facility as described below. At September 30, 2022, we had $2.0 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during the nine months ended September 30, 2022. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility, requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At  September 30, 2022 , the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $48.3 billion of debt (as defined in the Facility), and we had $35.2 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150  million cross-default provision and a change-of-control provision.

During the nine months ended September 30, 2022, we issued $2.8 billion and repaid $3.0 billion of commercial paper with maturities ranging from 7 to 86 days, and at September 30, 2022, we had $200 million of commercial paper with a weighted average interest rate of 2.9% outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

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

During the nine months ended September 30, 2022, we issued the following unsecured, fixed-rate debt securities under our shelf registration:

Date	Description of Securities
February 14, 2022	$1.25 billion of 2.800% Notes due February 14, 2032
$0.50 billion of 3.375% Notes due February 14, 2042
$1.25 billion of 3.500% Notes due February 14, 2053
$0.50 billion of 3.850% Notes due February 14, 2072
September 9, 2022	$0.90 billion of 4.500% Notes due January 20, 2033
$0.60 billion of 4.950% Notes due September 9, 2052
$0.40 billion of 5.150% Notes due January 20, 2063

The net proceeds of the 4.950% Notes due September 9, 2052, will be used to finance or refinance, in whole or in part, new or existing eligible projects with environmental benefits as outlined in our Green Financing Framework (located at www.up.com/investor). We used the net proceeds from all other offerings listed for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. All debt securities listed include change-of-control provisions. At September 30, 2022, we had remaining authority to issue up to $6.6 billion of debt securities under our shelf registration.

Debt Redemption – On April 15, 2022, we redeemed all $750 million of outstanding 4.163% notes due July 15, 2022, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.

Receivables Securitization Facility – As of September 30, 2022, and December 31, 2021, we recorded $200 million and $300 million, respectively, of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 10).

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

Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at September 30, 2022. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $347 million to $381 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2022	2021
Beginning balance	$325	$270
Current year accruals	79	69
Changes in estimates for prior years	36	19
Payments	(93)	(55)
Ending balance at September 30,	$347	$303
Current portion, ending balance at September 30,	$77	$62

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 357 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 30 sites that are the subject of actions taken by the U.S. government, including 20 that are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

Our environmental liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2022	2021
Beginning balance	$243	$233
Accruals	65	56
Payments	(45)	(41)
Ending balance at September 30,	$263	$248
Current portion, ending balance at September 30,	$64	$60

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

16. Share Repurchase Programs

Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. As of September 30, 2022, we repurchased a total of 12.6 million shares of our common stock under the 2022 authorization. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Our previous authorization, which was effective April 1, 2019, through March 31, 2022, was approved by our Board of Directors for up to 150 million shares of common stock. As of March 31, 2022, we repurchased a total of 83.3 million shares of our common stock under the 2019 authorization.

The table below represents shares repurchased under the repurchase program in the nine months ended September 30, 2022 and 2021:

	Number of Shares Purchased		Average Price Paid [a]
	2022	2021	2022	2021
First quarter [b]	11,014,201	6,691,421	$249.95	$209.50
Second quarter [c]	3,100,683	12,204,409	232.87	222.46
Third quarter [d]	9,490,339	8,604,239	221.52	210.31
Total	23,605,223	27,500,069	$236.28	$215.51
Remaining number of shares that may be repurchased under current authority			87,408,978

[a]	In the period of the final settlement, the average price paid under the accelerated share repurchase programs is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2022 and 2021 accelerated share repurchase programs was $248.32 and $217.56, respectively.
[b]	Includes 7,012,232 shares repurchased in 2022 under accelerated share repurchase programs.
[c]	Includes an incremental 1,847,185 shares received upon final settlement in 2022 and 7,209,156 shares repurchased in 2021 under accelerated share repurchase programs.
[d]	Includes an incremental 1,983,859 shares received upon final settlement in 2021 under accelerated share repurchase programs.

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

From October 1, 2022, through October 19, 2022, we repurchased 1.3 million shares at an aggregate cost of approximately $260 million.

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

UPRR had $1.7 billion and $1.6 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of  September 30, 2022, and December 31, 2021, respectively. TTX car hire expenses of $106 million and $92 million for the three months ended September 30, 2022 and 2021, respectively, and $298 million and $283 million for the nine months ended September 30, 2022 and 2021, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $71 million and $57 million as of September 30, 2022, and December 31, 2021, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2022, Compared to

Three and Nine Months Ended September 30, 2021

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

Critical Accounting Estimates

The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting estimates are available in Item 7 of our 2021 Annual Report on Form 10-K. During the first nine months of 2022, there have not been any significant changes with respect to the policies used to develop our critical accounting estimates.

RESULTS OF OPERATIONS

Quarterly Summary

The Company reported earnings of $3.05 per diluted share on net income of $1.9 billion and an operating ratio of 59.9%, which includes a $114 million one-time charge for tentative or ratified agreements with our labor unions (see Labor Agreements in Other Matters), in the third quarter of 2022 compared to earnings of $2.57 per diluted share on net income of $1.7 billion and an operating ratio of 56.3% for the third quarter of 2021. Freight revenues increased 18% in the quarter compared to the same period in 2021 driven by a 15% increase in average revenue per car (ARC) and a 3% increase in volume. The ARC increase was driven by higher fuel surcharge revenues and core pricing gains, partially offset by negative mix of traffic (for example, a relative decrease in petroleum shipments, which have a higher ARC). Volume increases were driven by strong production and inventory replenishment in the automotive industry, increased demand for coal due to higher natural gas prices, and continued strength in the industrial markets driven by sand, rock, plastics, and industrial chemicals. Along with the market improvements, our service improved sequentially allowing us to handle more of the available demand. These gains were partially offset by declines in parcel and petroleum shipments.

Our service metrics improved sequentially from the second quarter but were still unfavorable to last year’s performance, which was negatively impacted by the wildfires in California. To improve service and increase efficiency, the Company has hired and trained new employees, temporarily relocated employees to areas with the greatest need, added locomotives to the fleet in select locations, and reduced freight car inventory, relative to carloads, from our network.

Crude oil prices declined slightly from the second quarter but our average fuel price for the quarter compared to the same period last year is up 67%. Along with the higher cost of fuel, costs increased due to the additional resources deployed to improve network fluidity, higher inflation, and higher casualty costs. In addition, Presidential Emergency Board 250 issued their report and recommendations on August 16, 2022, and tentative or ratified agreements were subsequently reached with all our labor unions resulting in a one-time charge of $114 million, largely due to the award of $1,000 per year bonuses to all unionized employees (see Labor Agreements in Other Matters). Despite the increases in operating expense, revenue growth drove an 8% increase in operating income compared to third quarter of 2021.

Operating Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2022	2021	Change	2022	2021	Change
Freight revenues	$6,109	$5,166	18%	$17,391	$14,947	16%
Other subsidiary revenues	231	182	27	669	539	24
Accessorial revenues	212	198	7	596	535	11
Other	14	20	(30)	39	50	(22)
Total	$6,566	$5,566	18%	$18,695	$16,071	16%

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

Freight revenues increased 18% during the third quarter of 2022 compared to 2021, resulting from higher fuel surcharge revenues, 3% volume increase, and core pricing gains, partially offset by negative mix of traffic. Volume increases were driven by strong production and inventory replenishment in the automotive industry, increased demand for coal due to higher natural gas prices, and continued strength in the industrial markets driven by sand, rock, plastics, and industrial chemicals. Along with the market improvements, our service improved sequentially allowing us to handle more of the available demand. These gains were partially offset by declines in parcel and petroleum shipments.

Each of our commodity groups includes revenues from fuel surcharges. Freight revenues from fuel surcharge programs increased to $1.2 billion in the third quarter of 2022 compared to $464 million in the same period of 2021 due to higher fuel prices, 3% increase in volume, and lag impact on fuel surcharge (it can generally take up to two months for changing fuel prices to affect fuel surcharges recoveries).

Other subsidiary revenues increased in the third quarter and year-to-date periods of 2022 compared to 2021 primarily driven by higher fuel surcharge and an increase in automotive parts shipments due to market demand and contract wins at our subsidiary that brokers intermodal and transload logistics services. Accessorial revenues increased in the third quarter and year-to-date periods of 2022 compared to 2021 driven by increased intermodal accessorial charges resulting primarily from ongoing global supply chain disruptions.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Nine Months Ended
Freight Revenues	September 30,			September 30,
Millions	2022	2021	Change	2022	2021	Change
Grain & grain products	$880	$731	20%	$2,624	$2,292	14%
Fertilizer	178	172	3	541	521	4
Food & refrigerated	290	253	15	828	739	12
Coal & renewables	611	531	15	1,611	1,295	24
Bulk	1,959	1,687	16	5,604	4,847	16
Industrial chemicals & plastics	579	503	15	1,656	1,436	15
Metals & minerals	601	488	23	1,648	1,330	24
Forest products	390	342	14	1,140	1,006	13
Energy & specialized markets	624	578	8	1,762	1,654	7
Industrial	2,194	1,911	15	6,206	5,426	14
Automotive	601	417	44	1,663	1,292	29
Intermodal	1,355	1,151	18	3,918	3,382	16
Premium	1,956	1,568	25	5,581	4,674	19
Total	$6,109	$5,166	18%	$17,391	$14,947	16%

	Three Months Ended			Nine Months Ended
Revenue Carloads	September 30,			September 30,
Thousands,	2022	2021	Change	2022	2021	Change
Grain & grain products	190	185	3%	590	592	-%
Fertilizer	51	55	(7)	149	153	(3)
Food & refrigerated	48	48	-	143	141	1
Coal & renewables	243	232	5	670	604	11
Bulk	532	520	2	1,552	1,490	4
Industrial chemicals & plastics	165	153	8	486	449	8
Metals & minerals	202	188	7	589	516	14
Forest products	62	63	(2)	189	187	1
Energy & specialized markets	140	145	(3)	412	422	(2)
Industrial	569	549	4	1,676	1,574	6
Automotive	198	166	19	580	519	12
Intermodal [a]	811	809	-	2,373	2,483	(4)
Premium	1,009	975	3	2,953	3,002	(2)
Total	2,110	2,044	3%	6,181	6,066	2%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Average Revenue per Car	2022	2021	Change	2022	2021	Change
Grain & grain products	$4,641	$3,937	18%	$4,449	$3,869	15%
Fertilizer	3,504	3,125	12	3,634	3,398	7
Food & refrigerated	6,017	5,246	15	5,809	5,235	11
Coal & renewables	2,514	2,298	9	2,403	2,146	12
Bulk	3,685	3,244	14	3,612	3,252	11
Industrial chemicals & plastics	3,508	3,277	7	3,404	3,195	7
Metals & minerals	2,969	2,596	14	2,799	2,577	9
Forest products	6,347	5,457	16	6,044	5,390	12
Energy & specialized markets	4,434	3,996	11	4,273	3,924	9
Industrial	3,852	3,482	11	3,702	3,448	7
Automotive	3,030	2,500	21	2,866	2,488	15
Intermodal [a]	1,672	1,424	17	1,651	1,362	21
Premium	1,939	1,608	21	1,890	1,557	21
Average	$2,895	$2,528	15%	$2,814	$2,464	14%

[a]	For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated goods, and coal and renewables. Freight revenues from bulk shipments increased in the third quarter and year-to-date periods of 2022 compared to 2021 due to higher fuel surcharge revenues, volume increases, and core pricing gains, partially offset by negative mix from increased coal shipments. Volume grew 2% and 4% in the third quarter and year-to-date periods, respectively, compared to 2021 driven by increases in coal and renewable shipments due to higher natural gas prices and contract wins, partially offset by declines in fertilizer shipments. In the year-to-date period compared to 2021, grain and grain products shipments slightly declined as network constraints increased shuttle cycle times for our grain traffic.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments increased in the third quarter and year-to-date periods of 2022 compared to 2021 due to higher fuel surcharge revenues, higher volume, and core pricing gains, partially offset by negative mix of traffic from decreased petroleum and increased short haul rock shipments. Volume grew 4% in the third quarter compared to 2021. The growth was driven by metals and minerals due to strong demand for sand and rock as well as new business wins, expansions, and market demand for industrial chemicals and plastics shipments. In addition to the third quarter drivers, many of our customers in the Gulf Coast experienced Winter Storm Uri interruptions for an extended period causing a significant impact on the industrial chemicals and plastics and metals and minerals industries in the first quarter of 2021. Last year’s weather event coupled with strong demand this year drove the year-over-year increase for the impacted commodities for the year-to-date period. Petroleum shipments, within the energy and specialized markets commodity line, declined in the third quarter and year-to-date periods compared to 2021 primarily due to regulatory challenges in Mexico markets.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenues increased in the third quarter compared to 2021 due to higher fuel surcharge revenues, 3% volume growth, and core pricing gains. Automotive shipments increased 19% and 12% in the third quarter and year-to-date periods, respectively, compared to the same periods in 2021 driven by an increase in finished vehicle shipments and automotive parts as the automotive industry continued to recover from the shortage of semiconductors and last year’s weather disruptions in the first quarter. Year-to-date, freight revenues increased compared to 2021 driven by fuel surcharge revenues, core pricing gains, and positive mix of traffic, partially offset by a 2% volume decline. The volume increases from automotive shipments, domestic intermodal contract wins, and market strength due to tight truck capacity earlier in the year were more than offset by ongoing international supply chain disruptions and Company actions to store equipment to restore network fluidity.

Mexico Business – Each of our commodity groups includes revenues from shipments to and from Mexico. Revenues from Mexico business increased 20% to $708 million in the third quarter of 2022 compared to 2021 driven by higher fuel surcharge revenues, 3% volume growth, positive business mix from lower intermodal shipments, and core pricing gains. The volume increase was driven by automotive parts, finished automobiles, and construction, partially offset by intermodal and petroleum shipments. Year-to-date, revenues increased 15% to $2.0 billion due to higher fuel surcharge revenues, positive business mix from lower intermodal shipments, and core pricing gains, partially offset by a slight volume decline compared to 2021.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2022	2021	Change	2022	2021	Change
Compensation and benefits	$1,278	$1,040	23%	$3,471	$3,088	12%
Fuel	932	544	71	2,586	1,452	78
Purchased services and materials	626	510	23	1,809	1,478	22
Depreciation	563	553	2	1,677	1,652	2
Equipment and other rents	215	217	(1)	660	629	5
Other	319	270	18	987	874	13
Total	$3,933	$3,134	25%	$11,190	$9,173	22%

Operating expenses increased $799 million and $2.0 billion in the third quarter and year-to-date periods, respectively, compared to 2021 driven by higher fuel prices, a one-time charge for the tentative or ratified agreements reached with our labor unions (see Labor Agreements in Other Matters), inflation, operational challenges, volume related costs, higher casualty costs, and state and local taxes. In addition, the year-to-date period comparison was impacted positively by lower weather-related expenses in 2022.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. For the third quarter and year-to-date periods, expenses increased 23% and 12%, respectively, compared to 2021 due to a $114 million one-time charge for the tentative or ratified agreements reached with our labor unions (see Labor Agreements in Other Matters), wage inflation, and an increase in employee levels. Employee levels increased in the third quarter and year-to-date periods to address congestion across the system and increased carload volumes. The year-to-date comparison was also partially offset by last year's weather-related expenses.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense increased in the third quarter of 2022 compared to the same period in 2021 driven by a 67% increase in locomotive diesel fuel prices, which averaged $3.96 and $2.37 per gallon (including taxes and transportation costs) in the third quarter of 2022 and 2021, respectively. A 4% increase in gross ton-miles also contributed to the higher expense, partially offset by a 1% improvement in the fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands. For the year-to-date period, locomotive diesel fuel prices averaged $3.64 per gallon in 2022 compared to $2.13 per gallon in 2021, and gross ton-miles increased 4% driving the 78% increase in expense. Fuel consumption rate was essentially flat during the year-to-date period.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials increased 23% and 22% in the third quarter and year-to-date periods, respectively, compared to 2021 primarily due to higher locomotive maintenance expenses due to a larger active fleet to assist in recovering the network, increased drayage costs incurred by one of our subsidiaries, volume related costs, and inflation. In addition, the year-to-date period comparison was positively impacted by last year’s weather-related expenses.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was up 2% for both the third quarter and year-to-date periods compared to 2021.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rentals. Increased freight car rent expense due to higher volume and network congestion drove increases in equipment and other rents expense in the third quarter and year-to-date periods. Higher equity income more than offset these increases in the third quarter.

Other – Other expenses include state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental remediation; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other costs increased 18% and 13% in the third quarter and year-to-date periods, respectively, compared to 2021 driven by casualty expenses, including higher personal injury expense and damaged freight; higher state and local taxes; and increased business travel costs. In the year-to-date period, lower environmental remediation costs partially offset the increases.

Non-Operating Items

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
Millions	2022	2021	Change		2022	2021	Change
Other income, net	$124	$38	F	%	$334	$214	56%
Interest expense	(315)	(290)	9		(938)	(862)	9
Income taxes	(547)	(507)	8		(1,541)	(1,438)	7

Other Income, net – Other income increased in the third quarter and year-to-date periods of 2022 compared to 2021 driven by higher real estate income and net periodic pension benefit. Real estate sales in the third quarter of 2022 includes a $35 million gain from a land sale to the Colorado Department of Transportation. The year-to-date period for 2022 also includes a $79 million gain from a land sale to the Illinois State Toll Highway Authority, while the 2021 year-to-date period includes a $50 million gain from a sale to the Colorado Department of Transportation. In addition, the year-to-date comparison was negatively impacted by higher environmental remediation expense at non-operating sites.

Interest Expense – Interest expense increased in the third quarter of 2022 compared to 2021 due to an increased weighted-average debt level of $32.2 billion in 2022 compared to $29.0 billion in 2021, partially offset by a lower effective interest rate of 3.9% in 2022 compared to 4.0% in 2021. Year-to-date, interest expense increased due to an increased weighted-average debt level of $31.8 billion in 2022 compared to $27.9 billion in 2021, partially offset by a lower effective interest rate of 4.0% in 2022 compared to 4.1% in 2021.

Income Taxes – Income tax expense increased in the third quarter of 2022 compared to 2021, driven by higher pre-tax income, partially offset by reductions of $40 million in deferred tax expense from Iowa, Arkansas, and Idaho reducing their corporate income tax rates. Year-to-date, income tax expense increased compared to the same period in 2021, driven by higher pre-tax income, partially offset by the reductions in deferred tax expense described above and a $55 million reduction in deferred tax expense from Nebraska reducing its corporate income tax rate. Year-to-date 2021 income tax expense included reductions of $43 million in deferred tax expense from Nebraska, Oklahoma, and Idaho reducing their corporate income tax rates. Our effective tax rates for year-to-date 2022 and 2021 were 22.3% and 23.0%, respectively.

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

Railroad performance measures are included in the table below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2022	2021	Change		2022	2021	Change
Gross ton-miles (GTMs) (billions)	215.0	207.1		4%	634.5	607.9		4%
Revenue ton-miles (billions)	107.2	104.3	3		317.8	306.4	4
Freight car velocity (daily miles per car)	191	195		(2)	192	205		(6)
Average train speed (miles per hour) [a]	23.7	24.2		(2)	23.8	24.8		(4)
Average terminal dwell time (hours) [a]	24.4	24.0	2		24.3	23.5	3
Locomotive productivity (GTMs per horsepower day)	124	127		(2)	126	135		(7)
Train length (feet)	9,483	9,359	1		9,376	9,340	-
Intermodal car trip plan compliance (%) [b]	62	66	(4	) pts	65	72	(7	) pts
Manifest/Automotive car trip plan compliance (%) [b]	58	60	(2	) pts	59	65	(6	) pts
Workforce productivity (car miles per employee)	1,045	1,044	-		1,045	1,036	1
Total employees (average)	30,841	29,810	3		30,582	29,877	2
Operating ratio	59.9	56.3	3.6	pts	59.9	57.1	2.8	pts

[a]	As reported to the STB.
[b]	Methodology used to report (described below) is not comparable with the reporting to the STB under docket number EP 770.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles increased 4% and 3%, respectively, during the third quarter of 2022 compared to 2021, driven by a 3% increase in carloadings. Year-to-date, gross ton-miles and revenue ton-miles both increased 4% driven by a 2% increase in carloadings. Changes in commodity mix drove the variances in both periods between gross ton-miles, revenue ton-miles, and carloads.

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). As freight car velocity, average train speed, and average terminal dwell deteriorated, operating car inventory levels increased and congested the network compared to the same periods in 2021. While year-over-year comparisons deteriorated, the fluidity of the network has improved from the second quarter as freight car velocity, average train speed, and average terminal dwell improved sequentially as crew availability increased throughout the third quarter.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower available. Locomotive productivity decreased in the third quarter and year-to-date periods of 2022 compared to the same periods in 2021 driven by an increase in our average active fleet size as resources were deployed to alleviate network congestion in both periods and handle increased volume compared to the same periods in 2021.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length increased 1% in the third quarter due to train length improvement initiatives, partially offset by efforts to recover the network. The year-to-date comparison was flat due to lower international intermodal shipments and recovery efforts offsetting productivity initiatives.

Car Trip Plan Compliance – Car trip plan compliance is the percentage of cars delivered on time in accordance with our original trip plan. Our network car trip plan compliance is broken into the intermodal and manifest/automotive products. Manifest/automotive car trip plan compliance and intermodal car trip plan compliance deteriorated in the third quarter and year-to-date periods of 2022 compared to 2021 because of network congestion.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity was flat in the third quarter of 2022, as average daily car miles increased 4% and employees increased 3% compared to 2021. The 3% increase in employee levels was driven by an increase in train, engine, and yard employees to address volume increases and congestion. Year-to-date, workforce productivity improved 1% as average daily car miles increased 3% and employees increased 2% compared to the same period in 2021.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. Our third quarter operating ratio of 59.9% deteriorated 3.6 points compared to 2021 and our year-to-date operating ratio of 59.9% deteriorated 2.8 points compared to 2021 mainly due to the one-time charge for the tentative or ratified agreements reached with our labor unions (see Labor Agreements in Other Matters), excess network costs, inflation, and other cost increases, partially offset by core pricing gains. In addition, the year-to-date comparison was positively impacted by mix of traffic and lower weather-related expenses and negatively impacted by higher fuel prices.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Sep. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2022	2021
Net income	$7,071	$6,523
Add:
Income tax expense	2,058	1,955
Depreciation	2,233	2,208
Interest expense	1,233	1,157
EBITDA	$12,595	$11,843
Adjustments:
Other income, net	(417)	(297)
Interest on operating lease liabilities [b]	52	56
Adjusted EBITDA	$12,230	$11,602
Debt	$33,422	$29,729
Operating lease liabilities	1,629	1,759
Unfunded/(funded) pension and OPEB, net of tax cost/(benefit) of ($40) and ($21) [c]	(139)	(72)
Adjusted debt	$34,912	$31,416
Adjusted debt / adjusted EBITDA	2.9	2.7

[a]	The trailing twelve months income statement information ended September 30, 2022, is recalculated by taking the twelve months ended December 31, 2021, subtracting the nine months ended September 30, 2021, and adding the nine months ended September 30, 2022.
[b]	Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.
[c]	OPEB = other post retirement benefits

Adjusted debt to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income. The table above provides reconciliations from net income to adjusted debt to adjusted EBITDA. At both September 30, 2022, and December 31, 2021, the incremental borrowing rate on operating leases was 3.2%.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions, for the Nine Months Ended September 30,	2022	2021
Cash provided by operating activities	$7,070	$6,503
Cash used in investing activities	(2,559)	(1,792)
Cash used in financing activities	(4,210)	(5,291)
Net change in cash, cash equivalents and restricted cash	$301	$(580)

Operating Activities

Cash provided by operating activities increased in the first nine months of 2022 compared to the same period of 2021 due to higher net income.

Investing Activities

Cash used in investing activities increased in the first nine months of 2022 compared to the same period of 2021 driven by increased capital investment.

The table below details cash capital investments:

Millions, for the Nine Months Ended September 30,	2022	2021
Rail and other track material	$405	$367
Ties	346	334
Ballast	160	156
Other [a]	474	467
Total road infrastructure replacements	1,385	1,324
Line expansion and other capacity projects	228	173
Commercial facilities	175	104
Total capacity and commercial facilities	403	277
Locomotives and freight cars [b]	608	192
Technology and other	294	152
Total cash capital investments [c]	$2,690	$1,945

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]	Locomotives and freight cars include lease buyouts of $55 million in 2022 and $34 million in 2021.
[c]	Weather-related damages for the nine months ended September 30, 2022 and 2021, are immaterial.

Capital Plan

In 2022, we expect our capital expenditures to be approximately $3.4 billion, up 13% from 2021, as we make investments to support our growth strategy. We will continue to harden our infrastructure, replace older assets, and improve the safety and resilience of the network. In addition, the plan includes targeted freight car acquisitions, investments in growth-related projects to drive more carloads to the network, certain ramps to efficiently handle volumes from new and existing intermodal customers, continued modernization of our locomotive fleet, and projects intended to improve operational efficiency. The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities decreased in the first nine months of 2022 compared to the same period of 2021 driven by an increase in debt issued, partially offset by more debt repaid.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions, for the Nine Months Ended September 30,	2022	2021
Cash provided by operating activities	$7,070	$6,503
Cash used in investing activities	(2,559)	(1,792)
Dividends paid	(2,362)	(2,045)
Free cash flow	$2,149	$2,666

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions, for the Nine Months Ended September 30,	2022	2021
Cash provided by operating activities	$7,070	$6,503
Cash used in capital investments	(2,690)	(1,945)
Total (a)	$4,380	$4,558
Net income (b)	$5,360	$4,812
Cash flow conversion rate (a/b)	82%	95%

Current Liquidity Status

We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volumes.

During the third quarter, we generated $2.9 billion of cash provided by operating activities, paid our quarterly dividend, and repurchased $2.1 billion worth of shares under our share repurchase program. On September 30, 2022, we had $1.3 billion of cash and cash equivalents, $2.0 billion of credit available under our revolving credit facility, and up to $600 million undrawn on the Receivables Facility. In the third quarter, we issued $1.9 billion in fixed-rate long-term debt, including a $600 million 30-year green bond. The net proceeds of the green bond will be used to finance eligible projects with environmental benefits. Additionally, we paid down $400 million on the Receivables Facility. We have been, and we expect to continue to be, in compliance with our debt covenants.

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

The following table identifies material obligations as of September 30, 2022:

		Oct. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2022	2023	2024	2025	2026	2026
Debt [a]	$61,936	$373	$2,637	$2,562	$2,742	$2,080	$51,542
Purchase obligations [b]	3,435	277	855	823	815	273	392
Operating leases [c]	1,808	52	326	309	312	241	568
Other post retirement benefits [d]	366	11	44	40	39	39	193
Finance lease obligations [e]	266	8	76	63	43	35	41
Total contractual obligations	$67,811	$721	$3,938	$3,797	$3,951	$2,668	$52,736

[a]	Excludes finance lease obligations of $240 million as well as unamortized discount and deferred issuance costs of ($1,785) million. Includes an interest component of $26,969 million.
[b]	Purchase obligations include locomotive maintenance contracts; purchase commitments for fuel purchases, ties, ballast, and rail; and agreements to purchase other goods and services.
[c]	Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $179 million.
[d]	Includes estimated other post retirement, medical, and life insurance payments and payments made under the unfunded pension plans for the next ten years.
[e]	Represents total obligations, including interest component of $26 million.

OTHER MATTERS

Accounting Pronouncements – See Note 2 to the Condensed Consolidated Financial Statements.

Asserted and Unasserted Claims – See Note 15 to the Condensed Consolidated Financial Statements.

Indemnities – See Note 15 to the Condensed Consolidated Financial Statements.

Labor Agreements – Pursuant to the Railway Labor Act (RLA), our collective bargaining agreements are subject to modification every five years. Existing agreements remain in effect until new agreements are ratified or until the RLA procedures are exhausted. The RLA procedures include mediation, potential arbitration, cooling-off periods, and the possibility of Presidential Emergency Boards and Congressional intervention. The current round of negotiations began on January 1, 2020, related to years 2020-2024. In June 2022, the National Mediation Board released the parties from mediation, which initiated the first 30-day cooling-off period. Prior to the end of the first cooling-off period, the Biden administration appointed Presidential Emergency Board 250 (PEB) to resolve the parties' disputes. The PEB issued a report with its recommendations on August 16, 2022, initiating the second 30-day cooling-off period. Over the second cooling-off period, tentative agreements were reached with all the labor unions, averting a potential work stoppage. As of October 20, 2022, six labor unions ratified their respective tentative agreements. One labor union did not ratify its tentative agreement, and the parties have agreed to maintain the status quo as negotiations continue. Tentative agreements with the remaining labor unions are still in the ratification process. If a tentative agreement fails ratification, and the parties do not reach a voluntary agreement by the end of the agreed upon status quo period, the parties may engage in self-help (i.e., lockouts or strike). Congress may act to stop self-help by extending the status quo period or passing a law imposing a resolution on the parties.

CAUTIONARY INFORMATION

Statements in this Form 10-Q/filing, including forward-looking statements, speak only as of and are based on information we have learned as of October 20, 2022. We assume no obligation to update any such information to reflect subsequent developments, changes in assumptions, or changes in other factors affecting forward-looking information. If we do update one or more of these statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other statements.

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

Litigation Matters

In December 2019, truck driver David Fleury (Fleury) filed a putative class action complaint against Union Pacific Railroad Company in the United States District Court for the Northern District of Illinois (the District Court) raising claims under the Illinois Biometric Information Privacy Act, 740 ILCS 14/1, et seq. (the Act). Members of the putative class are third-party truck drivers who gained access to Union Pacific intermodal terminals in Illinois by verifying their identity using finger-scan technology. The complaint alleges Union Pacific’s use of the finger scan system violated the Act by capturing Fleury’s biometric information. After several motions by the parties and a District Court-approved stay of proceedings, the parties are currently engaged in the discovery process and no class has been certified.

We believe that we have strong defenses to the Fleury complaint, and we will vigorously defend the case. We believe this matter will not have a materially adverse effect on any of our results of operations, financial condition, or liquidity.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the third quarter of 2022:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jul. 1 through Jul. 31	2,069,484	$214.94	2,069,419	94,829,898
Aug. 1 through Aug. 31	3,283,424	232.64	3,277,667	91,552,231
Sep. 1 through Sep. 30	4,143,330	216.02	4,143,253	87,408,978
Total	9,496,238	$221.53	9,490,339	N/A

[a]	Total number of shares purchased during the quarter includes 5,899 shares delivered or attested to UPC by employees to pay stock option exercise prices and satisfy tax withholding obligations for stock option exercises or vesting of retention units or retention shares.
[b]	Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

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

101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2022 (filed with the SEC on October 20, 2022), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended September 30, 2022 and 2021, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2022, and December 31, 2021, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2022 and 2021, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).

Incorporated by Reference

3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective November 19, 2015, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated November 19, 2015.

4(a)	Form of 4.500% Note due 2033 is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated September 9, 2022.

4(b)	Form of 4.950% Note due 2052 is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated September 9, 2022.

4(c)	Form of 5.150% Note due 2063 is incorporated herein by reference to Exhibit 4.3 to the Corporation’s Current Report on Form 8-K dated September 9, 2022.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 20, 2022

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Senior Vice President and
Chief Accounting, Risk, and Compliance Officer
(Principal Accounting Officer)