Form 10-Q
period 2023-03-31
UNION PACIFIC CORP
filed 2023-04-20
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

☐ Yes     ☒ No

As of April 14, 2023, there were 609,695,454 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2023	2022
Operating revenues:
Freight revenues	$5,656	$5,440
Other revenues	400	420
Total operating revenues	6,056	5,860
Operating expenses:
Compensation and benefits	1,179	1,101
Fuel	766	714
Purchased services and materials	653	561
Depreciation	572	555
Equipment and other rents	235	215
Other	357	337
Total operating expenses	3,762	3,483
Operating income	2,294	2,377
Other income, net (Note 5)	184	47
Interest expense	(336)	(307)
Income before income taxes	2,142	2,117
Income tax expense	(512)	(487)
Net income	$1,630	$1,630
Share and Per Share (Note 6):
Earnings per share - basic	$2.67	$2.58
Earnings per share - diluted	$2.67	$2.57
Weighted average number of shares - basic	610.6	632.2
Weighted average number of shares - diluted	611.5	633.6

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended March 31,	2023	2022
Net income	$1,630	$1,630
Other comprehensive income/(loss):
Defined benefit plans	(1)	15
Foreign currency translation	23	21
Total other comprehensive income/(loss) [a]	22	36
Comprehensive income	$1,652	$1,666

[a]	Net of deferred taxes of ($0) million and ($5) million during the three months ended March 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	Mar. 31,	Dec. 31,
Millions, Except Share and Per Share Amounts	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,079	$973
Short-term investments (Note 11)	-	46
Accounts receivable, net (Note 8)	1,955	1,891
Materials and supplies	728	741
Other current assets	296	301
Total current assets	4,058	3,952
Investments	2,439	2,375
Properties, net (Note 9)	56,274	56,038
Operating lease assets	1,700	1,672
Other assets	1,497	1,412
Total assets	$65,968	$65,449
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 10)	$3,617	$3,842
Debt due within one year (Note 12)	2,592	1,678
Total current liabilities	6,209	5,520
Debt due after one year (Note 12)	31,192	31,648
Operating lease liabilities	1,233	1,300
Deferred income taxes	13,084	13,033
Other long-term liabilities	1,796	1,785
Commitments and contingencies (Note 13)
Total liabilities	53,514	53,286
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,112,885,415 and
1,112,623,886 issued; 609,884,944 and 612,393,321 outstanding, respectively	2,782	2,782
Paid-in-surplus	5,099	5,080
Retained earnings	59,724	58,887
Treasury stock	(54,591)	(54,004)
Accumulated other comprehensive loss (Note 7)	(560)	(582)
Total common shareholders' equity	12,454	12,163
Total liabilities and common shareholders' equity	$65,968	$65,449

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended March 31,	2023	2022
Operating Activities
Net income	$1,630	$1,630
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	572	555
Deferred and other income taxes	52	60
Other operating activities, net	(117)	(43)
Changes in current assets and liabilities:
Accounts receivable, net	(59)	(236)
Materials and supplies	13	(105)
Other current assets	(73)	(43)
Accounts payable and other current liabilities	(437)	63
Income and other taxes	259	355
Cash provided by operating activities	1,840	2,236
Investing Activities
Capital investments	(772)	(848)
Maturities of short-term investments (Note 11)	46	-
Proceeds from asset sales	12	32
Other investing activities, net	(91)	(20)
Cash used in investing activities	(805)	(836)
Financing Activities
Debt issued (Note 12)	1,199	3,490
Dividends paid	(795)	(743)
Debt repaid	(647)	(866)
Share repurchase programs (Note 14)	(575)	(2,743)
Net issued/(paid) commercial paper (Note 12)	(102)	(100)
Accelerated share repurchase programs pending final settlement (Note 14)	-	(440)
Other financing activities, net	(7)	(51)
Cash used in financing activities	(927)	(1,453)
Net change in cash, cash equivalents, and restricted cash	108	(53)
Cash, cash equivalents, and restricted cash at beginning of year	987	983
Cash, cash equivalents, and restricted cash at end of period	$1,095	$930
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$156	$157
Common shares repurchased but not yet paid	15	10
Cash (paid for)/received from:
Income taxes, net of refunds	$(35)	$(7)
Interest, net of amounts capitalized	(454)	(382)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$1,079	$909
Restricted cash equivalents in other current assets	7	17
Restricted cash equivalents in other assets	9	4
Total cash, cash equivalents and restricted cash equivalents per above	$1,095	$930

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2022	1,112.4	(473.6)	$2,781	$4,979	$55,049	$(47,734)	$(914)	$14,161
Net income			-	-	1,630	-	-	1,630
Other comprehensive income/(loss)			-	-	-	-	36	36
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.2	1	32	-	(28)	-	5
Share repurchase programs (Note 14)	-	(11.0)	-	(440)	-	(2,753)	-	(3,193)
Dividends declared ($1.18 per share)	-	-	-	-	(742)	-	-	(742)
Balance at March 31, 2022	1,112.6	(484.4)	$2,782	$4,571	$55,937	$(50,515)	$(878)	$11,897

Balance at January 1, 2023	1,112.6	(500.2)	$2,782	$5,080	$58,887	$(54,004)	$(582)	$12,163
Net income			-	-	1,630	-	-	1,630
Other comprehensive income/(loss)			-	-	-	-	22	22
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.3	0.1	-	19	-	4	-	23
Share repurchase programs (Note 14)	-	(2.9)	-	-	-	(591)	-	(591)
Dividends declared ($1.30 per share)	-	-	-	-	(793)	-	-	(793)
Balance at March 31, 2023	1,112.9	(503.0)	$2,782	$5,099	$59,724	$(54,591)	$(560)	$12,454

[a]	AOCI = Accumulated Other Comprehensive Income/Loss (Note 7)
[b]	ESPP = employee stock purchase plan (Note 3)

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2022 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2022, is derived from audited financial statements. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results for the entire year ending December 31, 2023.

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

The following table represents a disaggregation of our freight and other revenues:

Millions, for the Three Months Ended March 31,	2023	2022
Bulk	$1,897	$1,832
Industrial	2,017	1,921
Premium	1,742	1,687
Total freight revenues	$5,656	$5,440
Other subsidiary revenues	235	205
Accessorial revenues	151	201
Other	14	14
Total operating revenues	$6,056	$5,860

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenues from shipments to and from Mexico. Included in the above table are revenues from our Mexico business, which amounted to $712 million and $654 million for the three months ended March 31, 2023 and 2022, respectively.

3. Stock-Based Compensation

We have several stock-based compensation plans where employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. Employees also are able to participate in our employee stock purchase plan (ESPP).

Information regarding stock-based compensation appears in the table below:

Millions, for the Three Months Ended March 31,	2023	2022
Stock-based compensation, before tax:
Stock options	$4	$4
Retention awards	18	22
ESPP	6	4
Total stock-based compensation, before tax	$28	$30
Excess income tax benefits from equity compensation plans	$6	$17

Stock Options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at March 31, 2023, are subject to performance or market-based vesting conditions.

The table below shows the annual weighted-average assumptions used for Black-Scholes valuation purposes:

Weighted-Average Assumptions	2023	2022
Risk-free interest rate	3.9%	1.6%
Dividend yield	2.6%	1.9%
Expected life (years)	4.5	4.4
Volatility	29.3%	28.7%
Weighted-average grant-date fair value of options granted	$48.31	$51.92

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

A summary of stock option activity during the three months ended March 31, 2023, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2023	1,974	$169.64	6.0	$86
Granted	351	202.81	N/A	N/A
Exercised	(34)	92.22	N/A	N/A
Forfeited or expired	(1)	244.35	N/A	N/A
Outstanding at March 31, 2023	2,290	$175.84	6.5	$73
Vested or expected to vest at March 31, 2023	2,269	$175.49	6.5	$73
Options exercisable at March 31, 2023	1,617	$159.16	5.4	$73

At March 31, 2023, there was $29 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.7 years. Additional information regarding stock option exercises appears in the following table:

Millions, for the Three Months Ended March 31,	2023	2022
Intrinsic value of stock options exercised	$4	$42
Cash received from option exercises	4	15
Treasury shares repurchased for employee payroll taxes	(1)	(5)
Income tax benefit realized from option exercises	1	5
Aggregate grant-date fair value of stock options vested	14	13

Retention Awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 4 years, and dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2023, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	1,069	$196.47
Granted	289	202.81
Vested	(296)	162.38
Forfeited	(13)	202.85
Nonvested at March 31, 2023	1,049	$207.76

At March 31, 2023, there was $130 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 2.1 years.

Performance Retention Awards – In February 2023, our Board of Directors approved performance stock unit grants. The basic terms of these performance stock units are identical to those granted in February 2022, including the annual return on invested capital (ROIC) and operating income growth (OIG) performance targets. The OIG performance targets compare to companies in the S&P 100 Industrials Index plus the Class I railroads. We define ROIC as net operating profit adjusted for interest expense (including interest on average operating lease liabilities) and taxes on interest divided by average invested capital adjusted for average operating lease liabilities.

The February 2023 stock units awarded to selected employees are subject to continued employment for 37 months, the attainment of certain levels of ROIC, and the relative three-year OIG. We expense two-thirds of the fair value of the units that are probable of being earned based on our forecasted ROIC over the three-year performance period, and with respect to the third year of the plan, the remaining one-third of the fair value is subject to the relative three-year OIG. We measure the fair value of performance stock units based upon the closing price of the underlying common stock as of the date of grant. Dividend equivalents are accumulated during the service period and paid to participants only after the units are earned.

Changes in our performance retention awards during the three months ended March 31, 2023, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	594	$199.82
Granted	251	202.81
Vested	(72)	186.11
Unearned	(127)	186.11
Forfeited	-	-
Nonvested at March 31, 2023	646	$205.21

At March 31, 2023, there was $33 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.8 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

4. Retirement Plans

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

The components of our net periodic pension benefit/cost were as follows:

Millions, for the Three Months Ended March 31,	2023	2022
Service cost	$13	$26
Interest cost	46	31
Expected return on plan assets	(62)	(73)
Amortization of actuarial loss	2	22
Net periodic pension (benefit)/cost	$(1)	$6

Cash Contributions

For the three months ended March 31, 2023, cash contributions totaled $0 to the qualified pension plans. Any contributions made during 2023 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31, 2023, we do not have minimum cash funding requirements for 2023.

5. Other Income

Other income included the following:

Millions, for the Three Months Ended March 31,	2023	2022
Real estate income [a] [b]	$176	$60
Environmental remediation and restoration	(19)	(26)
Net periodic pension benefit/(costs)	14	20
Other [a]	13	(7)
Total	$184	$47

[a]	Prior periods have been reclassified to conform to the current period disclosure.
[b]	2023 includes a one-time $107 million transaction.

6. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2023	2022
Net income	$1,630	$1,630
Weighted-average number of shares outstanding:
Basic	610.6	632.2
Dilutive effect of stock options	0.4	0.7
Dilutive effect of retention shares and units	0.5	0.7
Diluted	611.5	633.6
Earnings per share – basic	$2.67	$2.58
Earnings per share – diluted	$2.67	$2.57
Stock options excluded as their inclusion would be anti-dilutive	0.8	0.1

7. Accumulated Other Comprehensive Income/Loss

Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Total
Balance at January 1, 2023	$(378)	$(204)	$(582)
Other comprehensive income/(loss) before reclassifications	-	23	23
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	(1)	-	(1)
Net year-to-date other comprehensive income/(loss), net of taxes of ($0) million	(1)	23	22
Balance at March 31, 2023	$(379)	$(181)	$(560)

Balance at January 1, 2022	$(658)	$(256)	$(914)
Other comprehensive income/(loss) before reclassifications	-	21	21
Amounts reclassified from accumulated other comprehensive income/(loss) [a]	15	-	15
Net year-to-date other comprehensive income/(loss), net of taxes of ($5) million	15	21	36
Balance at March 31, 2022	$(643)	$(235)	$(878)

[a]

The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 4 Retirement Plans for additional details.

8. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. At both  March 31, 2023, and December 31, 2022, our accounts receivables were reduced $10 million. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At  March 31, 2023, and December 31, 2022, receivables classified as other assets were reduced by allowances of $60 million and $58 million, respectively.

Receivables Securitization Facility – The Railroad maintains an $800 million, 3-year receivables securitization facility (the Receivables Facility) maturing in July 2025. Under the Receivables Facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount recorded under the Receivables Facility was $0 and $100 million at March 31, 2023, and December 31, 2022, respectively. The Receivables Facility was supported by $1.6 billion of accounts receivable as collateral at both  March 31, 2023 and December 31, 2022, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $3 million and $1 million for the three months ended  March 31, 2023 and 2022 , respectively.

9. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of March 31, 2023	Cost	Depreciation	Value	Useful Life
Land	$5,353	N/A	$5,353	N/A
Road:
Rail and other track material	18,532	7,157	11,375	42
Ties	11,764	3,752	8,012	34
Ballast	6,254	1,979	4,275	34
Other roadway [a]	22,570	5,069	17,501	47
Total road	59,120	17,957	41,163	N/A
Equipment:
Locomotives	9,221	3,684	5,537	18
Freight cars	2,621	914	1,707	23
Work equipment and other	1,278	490	788	17
Total equipment	13,120	5,088	8,032	N/A
Technology and other	1,274	522	752	12
Construction in progress	974	-	974	N/A
Total	$79,841	$23,567	$56,274	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2022	Cost	Depreciation	Value	Useful Life
Land	$5,344	$ N/A	$5,344	N/A
Road:
Rail and other track material	18,419	7,096	11,323	43
Ties	11,676	3,699	7,977	34
Ballast	6,222	1,950	4,272	34
Other roadway [a]	22,411	4,970	17,441	47
Total road	58,728	17,715	41,013	N/A
Equipment:
Locomotives	9,166	3,606	5,560	18
Freight cars	2,562	898	1,664	23
Work equipment and other	1,253	473	780	17
Total equipment	12,981	4,977	8,004	N/A
Technology and other	1,254	525	729	12
Construction in progress	948	-	948	N/A
Total	$79,255	$23,217	$56,038	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

10. Accounts Payable and Other Current Liabilities

	Mar. 31,	Dec. 31,
Millions	2023	2022
Accounts payable	$952	$784
Income and other taxes payable	815	628
Compensation-related accruals	490	938
Current operating lease liabilities	344	331
Accrued casualty costs	251	242
Interest payable	246	379
Equipment rents payable	100	109
Other	419	431
Total accounts payable and other current liabilities	$3,617	$3,842

11. Financial Instruments

Short-Term Investments – As of March 31, 2023, the Company no longer held short-term investments. As of December 31, 2022, the Company had $46 million of short-term investments, which consisted of time deposits. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At March 31, 2023, the fair value of total debt was $29.5 billion, approximately $4.3 billion less than the carrying value. At December 31, 2022, the fair value of total debt was $28.1 billion, approximately $5.2 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

12. Debt

Credit Facilities – At March 31, 2023, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during the three months ended  March 31, 2023. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility, set to expire May 20, 2027, requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At  March 31, 2023 , the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $47.1 billion of debt (as defined in the Facility), and we had $35.6 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150  million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2023, we issued $515 million and repaid $615 million of commercial paper with maturities ranging from 14 to 88 days, and at March 31, 2023, we had $100 million of commercial paper with a weighted average interest rate of 4.9% outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

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

During the three months ended March 31, 2023, we issued the following unsecured, fixed-rate debt securities under our shelf registration:

Date	Description of Securities
February 21, 2023	$0.50 billion of 4.750% Notes due February 21, 2026
$0.50 billion of 4.950% Notes due May 15, 2053

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At March 31, 2023, we had remaining authority to issue up to $5.6 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of March 31, 2023, and December 31, 2022, we recorded $0 and $100 million, respectively, of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 8).

13. Commitments and Contingencies

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

In December 2019, we received a putative class action complaint under the Illinois Biometric Information Privacy Act, alleging violation due to the use of a finger scan system developed and managed by third parties. Union Pacific and the plaintiff are currently in the discovery phase. While we believe that we have strong defenses to the complaint and will vigorously defend the case, there is no assurance regarding the ultimate outcome. Therefore, the outcome of this litigation is inherently uncertain, and we cannot reasonably estimate any loss or range of loss that may arise from this matter.

Personal Injury – The Federal Employers’ Liability Act (FELA) governs compensation for work-related accidents. Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

Approximately 93% of the recorded liability is related to asserted claims and approximately 7% is related to unasserted claims at March 31, 2023. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $379 million to $488 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Three Months Ended March 31,	2023	2022
Beginning balance	$361	$325
Current year accruals	27	23
Changes in estimates for prior years	7	6
Payments	(16)	(22)
Ending balance at March 31,	$379	$332
Current portion, ending balance at March 31,	$84	$67

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 347 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes32 sites that are the subject of actions taken by the U.S. government, including 20 that are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

Our environmental liability activity was as follows:

Millions, for the Three Months Ended March 31,	2023	2022
Beginning balance	$253	$243
Accruals	44	40
Payments	(26)	(15)
Ending balance at March 31,	$271	$268
Current portion, ending balance at March 31,	$74	$64

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

Insurance – The Company has a consolidated, wholly-owned captive insurance subsidiary (the Captive), that provides insurance coverage for certain risks including general liability, property, cyber liability, and FELA claims that are subject to reinsurance. The Captive receives direct premiums, which are netted against the Company’s premium costs in other expenses in the Condensed Consolidated Statements of Income. We record both liabilities and reinsurance receivables using an actuarial analysis based on historical experience in our Condensed Consolidated Statements of Financial Position.

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

14. Share Repurchase Programs

Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. As of  March 31, 2023, we repurchased a total of 19.0 million shares of our common stock under the 2022 authorization. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Our previous authorization, which was effective April 1, 2019, through March 31, 2022, was approved by our Board of Directors for up to 150 million shares of common stock. As of March 31, 2022, we repurchased a total of 83.3 million shares of our common stock under the 2019 authorization.

The table below represents shares repurchased under repurchase programs in the three months ended March 31, 2023 and 2022:

	Number of Shares Purchased		Average Price Paid [a]
	2023	2022	2023	2022
First quarter [b]	2,908,703	11,014,201	$203.19	$249.95
Remaining number of shares that may be repurchased under current authority				80,998,608

[a]	In the period of the final settlement, the average price paid under the accelerated share repurchase programs is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the initial settlement of the 2022 accelerated share repurchase programs was $250.99.
[b]	Includes 7,012,232 shares repurchased in 2022 under accelerated share repurchase programs.

Management's assessments of market conditions and other pertinent factors guide the timing and volume of all repurchases. We expect to fund any share repurchases under this program through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand. Open market repurchases are recorded in treasury stock at cost, which includes any applicable commissions, fees, and excise taxes.

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

15. Related Parties

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

UPRR had $1.7 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both  March 31, 2023, and December 31, 2022. TTX car hire expenses of $103 million and $94 million for the three months ended March 31, 2023 and 2022, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $68 million as of both  March 31, 2023, and December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023, Compared to

Three Months Ended March 31, 2022

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

Critical Accounting Estimates

The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting estimates are available in Item 7 of our 2022 Annual Report on Form 10-K. During the first three months of 2023, there have not been any significant changes with respect to the policies used to develop our critical accounting estimates.

RESULTS OF OPERATIONS

Quarterly Summary

The Company reported earnings of $2.67 per diluted share on net income of $1.6 billion and an operating ratio of 62.1% in the first quarter of 2023 compared to earnings of $2.57 per diluted share on net income of $1.6 billion and an operating ratio of 59.4% for the first quarter of 2022. Freight revenues increased 4% in the quarter compared to the same period in 2022 driven by a 6% increase in average revenue per car (ARC), partially offset by a 1% decline in volume. The ARC increase was driven by higher fuel surcharge revenues and core pricing gains, partially offset by negative mix of traffic (for example, a relative decrease in forest products shipments, which have a higher ARC). Volume decreases were driven by a weaker market for domestic intermodal and forest products as well as service and weather interruptions, which reduced our ability to haul available coal demand. These declines were partially offset by increased production and inventory replenishment in the automotive industry, continued strength in rock shipments, and a domestic intermodal contract win.

Although key metrics such as freight car velocity and terminal dwell improved sequentially, most of our service metrics declined or remained flat with last year’s performance as this quarter was impacted by weather interruptions spread across the network. The addition of train, engine, and yard employees, up 5% compared to the first quarter of 2022, helped us mitigate the impacts of these events. We continue to hire and have a strong pipeline of individuals currently in training. Despite the additional resources, weather adversely impacted our service product and our ability to handle all the demand in certain markets.

Operational challenges, including additional costs for weather, inflation, and higher fuel price drove an 8% increase in operating expenses. The increased costs more than offset the higher revenues, producing operating income of $2.3 billion, a 3% decrease from first quarter of 2022. The weather impact to our operating income, including lost revenue and increased expenses, was approximately $50 million and immaterial to our capital program. Our operating ratio was 62.1%, deteriorating 2.7 points from first quarter of 2022.

Operating Revenues

Millions, for the Three Months Ended March 31,	2023	2022	Change %
Freight revenues	$5,656	$5,440	4%
Other subsidiary revenues	235	205	15
Accessorial revenues	151	201	(25)
Other	14	14	-
Total	$6,056	$5,860	3%

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

Freight revenues increased 4% during the first quarter of 2023 compared to 2022, resulting from higher fuel surcharge revenues and core pricing gains, partially offset by negative mix of traffic and lower volume. Volume declines were driven by a weak freight market for domestic intermodal due to high inventories and inflationary pressures impacting consumer demand, lower forest product shipments due to a softening housing market, lower coal shipments due to repeated weather-related outages, and a softening export grain market. These declines were partially offset by increased production and inventory replenishment in the automotive industry, continued strength in rock shipments, and a domestic intermodal contract win.

Each of our commodity groups includes revenues from fuel surcharges. Freight revenues from fuel surcharge programs increased to $883 million in the first quarter of 2023 compared to $635 million in the same period of 2022 due to the lag impact on fuel surcharge (it can generally take up to two months for changing fuel prices to affect fuel surcharges recoveries) and higher fuel prices, partially offset by 1% lower volume.

Other subsidiary revenues increased in the first quarter of 2023 compared to 2022 primarily driven by increased equipment and fuel surcharge revenues on our automotive parts shipments at our subsidiary that brokers intermodal and transload logistics services. Accessorial revenues decreased in the first quarter of 2023 compared to 2022 driven by decreased intermodal accessorial and container revenues due to lower volume and improvements in the global supply chain as reflected by better equipment cycle times.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues
Millions, for the Three Months Ended March 31,	2023	2022	Change %
Grain & grain products	$943	$877	8%
Fertilizer	186	180	3
Food & refrigerated	263	267	(1)
Coal & renewables	505	508	(1)
Bulk	1,897	1,832	4
Industrial chemicals & plastics	536	520	3
Metals & minerals	536	485	11
Forest products	332	364	(9)
Energy & specialized markets	613	552	11
Industrial	2,017	1,921	5
Automotive	587	501	17
Intermodal	1,155	1,186	(3)
Premium	1,742	1,687	3
Total	$5,656	$5,440	4%

Revenue Carloads
Thousands, for the Three Months Ended March 31,	2023	2022	Change %
Grain & grain products	202	205	(1)%
Fertilizer	45	45	-
Food & refrigerated	44	47	(6)
Coal & renewables	216	225	(4)
Bulk	507	522	(3)
Industrial chemicals & plastics	157	160	(2)
Metals & minerals	188	182	3
Forest products	52	64	(19)
Energy & specialized markets	139	131	6
Industrial	536	537	-
Automotive	200	190	5
Intermodal [a]	734	757	(3)
Premium	934	947	(1)
Total	1,977	2,006	(1)%

Average Revenue per Car
for the Three Months Ended March 31,	2023	2022	Change %
Grain & grain products	$4,668	$4,269	9%
Fertilizer	4,135	4,016	3
Food & refrigerated	5,963	5,637	6
Coal & renewables	2,341	2,262	3
Bulk	3,743	3,508	7
Industrial chemicals & plastics	3,402	3,247	5
Metals & minerals	2,853	2,660	7
Forest products	6,384	5,672	13
Energy & specialized markets	4,408	4,219	4
Industrial	3,760	3,574	5
Automotive	2,944	2,640	12
Intermodal [a]	1,573	1,566	-
Premium	1,866	1,782	5
Average	$2,861	$2,711	6%

[a]	For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. Freight revenues from bulk shipments increased in the first quarter of 2023 compared to 2022 due to higher fuel surcharge revenues and core pricing gains, partially offset by volume declines and negative mix. Volume declined 3% in the first quarter of 2023 compared to 2022 driven by decreases in coal and renewable shipments and food and refrigerated as both markets were impacted by outages and service challenges due to repeated snow events in Wyoming and flooding in California.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments increased in the first quarter of 2023 compared to 2022 due to higher fuel surcharge revenues and core pricing gains, partially offset by negative mix of traffic from decreased lumber shipments and increased short haul rock shipments. Volume declined slightly in the first quarter of 2023 compared to 2022. We saw growth in energy and specialized markets due to liquid petroleum gases (LPG) demand and new business wins, along with metals and minerals growth due to strong demand for rock and sand. That growth was more than offset by decreases in forest products due to the softening housing market and fewer shipments of brown paper as demand for non-durable goods declined.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenues increased in the first quarter of 2023 compared to 2022 due to higher fuel surcharge revenues and core pricing gains, partially offset by negative mix and volume declines. Intermodal shipments decreased 3% driven by the softening market due to high inventories and inflationary pressures impacting consumer demand, partially offset by domestic contract wins and improved global supply chain. Automotive shipments increased 5% in the first quarter of 2023 compared to the same periods in 2022 driven by increased production as dealers replenish inventories.

Mexico Business – Each of our commodity groups includes revenues from shipments to and from Mexico. Revenues from Mexico business increased 9% to $712 million in the first quarter of 2023 compared to 2022 driven by higher fuel surcharge revenues, positive business mix from higher grain shipments, and core pricing gains. The volume was essentially flat as higher LPG, intermodal, and grain shipments were offset by fewer coal, steel, and grain products shipments.

Operating Expenses

Millions, for the Three Months Ended March 31,	2023	2022	Change %
Compensation and benefits	$1,179	$1,101	7%
Fuel	766	714	7
Purchased services and materials	653	561	16
Depreciation	572	555	3
Equipment and other rents	235	215	9
Other	357	337	6
Total	$3,762	$3,483	8%

Operating expenses increased $279 million in the first quarter of 2023 compared to 2022 driven by operational challenges including additional costs related to weather, inflation, higher fuel prices, and increased workforce levels, partially offset by lower volume related costs.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. For the first quarter of 2023, expenses increased 7% compared to 2022 due to an increase in employee levels and wage inflation. The employee level increase of 4% includes a 5% increase in train, engine, and yard employees to support our training pipeline and address operational challenges.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense increased in the first quarter of 2023 compared to the same period in 2022 driven by a 9% increase in locomotive diesel fuel prices, which averaged $3.22 and $2.95 per gallon (including taxes and transportation costs) in the first quarter of 2023 and 2022, respectively. A 1% increase in the fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands also contributed to the higher expense. Partially offsetting these increases was a 1% decrease in gross ton-miles.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials increased 16% in the first quarter of 2023 compared to 2022 primarily due to inflation and higher locomotive maintenance expenses due to a larger active fleet to assist in recovering the network.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was up 3% for the first quarter of 2023 compared to 2022.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expense, offset by equity income from certain equity method investments. Equipment and other rents expense increased 9% in the first quarter of 2023 compared to 2022 driven by elongated cycle time related to operational challenges and inflation.

Other – Other expenses include state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental remediation; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other costs increased 6% in the first quarter of 2023 compared to 2022 driven by higher environmental remediation costs.

Non-Operating Items

Millions, for the Three Months Ended March 31,	2023	2022	Change	%
Other income, net	$184	$47	F	%
Interest expense	(336)	(307)	9
Income tax expense	(512)	(487)	5

Other Income, net – Other income increased in the first quarter of 2023 compared to 2022 driven by a one-time $107 million real estate transaction.

Interest Expense – Interest expense increased in the first quarter of 2023 compared to 2022 due to an increased weighted-average debt level of $33.5 billion in 2023 compared to $31.1 billion in 2022. The effective interest rate was 4.0% in both periods.

Income Tax Expense – Income tax expense increased in the first quarter of 2023 compared to 2022 driven by higher pre-tax income and fewer excess income tax benefits from equity compensation plans, which resulted in a higher effective tax rate.

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

Railroad performance measures are included in the table below:

For the Three Months Ended March 31,	2023	2022	Change	%
Gross ton-miles (GTMs) (billions)	206.6	209.7	(1	) %
Revenue ton-miles (billions)	103.8	107.2		(3)
Freight car velocity (daily miles per car) [a]	196	198		(1)
Average train speed (miles per hour) [a]	24.1	24.1	-
Average terminal dwell time (hours) [a]	24.0	24.0	-
Locomotive productivity (GTMs per horsepower day)	123	130		(5)
Train length (feet)	9,159	9,205	-
Intermodal car trip plan compliance (%) [b]	72	71	1	pts
Manifest/Automotive car trip plan compliance (%) [b]	61	62	(1	) pts
Workforce productivity (car miles per employee)	991	1,056		(6)
Total employees (average)	31,471	30,189	4
Operating ratio (%)	62.1	59.4	2.7	pts

[a]	As reported to the STB.
[b]	Methodology used to report (described below) is not comparable with the reporting to the STB under docket number EP 770.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased 1% and 3%, respectively, during the first quarter of 2023 compared to 2022, driven by a 1% decline in carloadings. Changes in commodity mix drove the variances in year-over-year decreases between gross ton-miles, revenue ton-miles, and carloads (higher decreases in bulk shipments, which are generally heavier).

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Despite the operational challenges caused by the weather, we were able to maintain our average train speed and average terminal dwell compared to the same period in 2022.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower available. Locomotive productivity decreased in the first quarter of 2023 compared to the same periods in 2022 driven by an increase in our average active fleet size as resources were deployed to alleviate operational challenges caused by weather.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length decreased slightly in the first quarter of 2023.

Car Trip Plan Compliance – Car trip plan compliance is the percentage of cars delivered on time in accordance with our original trip plan. Our network car trip plan compliance is broken into the intermodal and manifest/automotive products. Intermodal car trip plan compliance improved 1 point and manifest/automotive car trip plan compliance deteriorated 1 point in the first quarter of 2023 compared to 2022.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity decreased 6% in the first quarter of 2023, as average daily car miles decreased 2% and employees increased 4% compared to 2022. The 4% increase in employee levels was driven by an increase in craft professionals. We continue to aggressively hire train, engine, and yard employees to support our training pipeline and address operational challenges. In addition, mechanical craft professionals increased year-over-year to maintain our higher active fleet.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. Our first quarter of 2023 operating ratio of 62.1% deteriorated 2.7 points compared to 2022 due to excess network costs, inflation, negative mix of traffic, and other cost increases, partially offset by higher fuel prices and core pricing gains.

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Mar. 31,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2023	2022
Net income	$6,998	$6,998
Add:
Income tax expense	2,099	2,074
Depreciation	2,263	2,246
Interest expense	1,300	1,271
EBITDA	$12,660	$12,589
Adjustments:
Other income, net	(563)	(426)
Interest on operating lease liabilities [b]	54	54
Adjusted EBITDA	$12,151	$12,217
Debt	$33,784	$33,326
Operating lease liabilities	1,577	1,631
Unfunded pension and OPEB, net of tax cost of $0 and $0 [c]	-	-
Adjusted debt	$35,361	$34,957
Adjusted debt / adjusted EBITDA	2.9	2.9

[a]	The trailing twelve months income statement information ended March 31, 2023, is recalculated by taking the twelve months ended December 31, 2022, subtracting the three months ended March 31, 2022, and adding the three months ended March 31, 2023.
[b]	Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.
[c]	OPEB = other post retirement benefits

Adjusted debt to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, net income. The table above provides a reconciliation from net income to adjusted EBITDA and debt to adjusted debt. At March 31, 2023, and December 31, 2022, the incremental borrowing rate on operating leases was 3.4% and 3.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions, for the Three Months Ended March 31,	2023	2022
Cash provided by operating activities	$1,840	$2,236
Cash used in investing activities	(805)	(836)
Cash used in financing activities	(927)	(1,453)
Net change in cash, cash equivalents and restricted cash	$108	$(53)

Operating Activities

Cash provided by operating activities decreased in the first three months of 2023 compared to the same period of 2022 due to $383 million of payments related to the settlement of our labor union agreements.

Investing Activities

Cash used in investing activities decreased in the first three months of 2023 compared to the same period of 2022 driven by the timing of capital investments.

The table below details cash capital investments:

Millions, for the Three Months Ended March 31,	2023	2022
Rail and other track material	$142	$113
Ties	120	111
Ballast	48	44
Other [a]	154	113
Total road infrastructure replacements	464	381
Line expansion and other capacity projects	23	70
Commercial facilities	63	28
Total capacity and commercial facilities	86	98
Locomotives and freight cars [b]	136	239
Technology and other	86	130
Total cash capital investments [c]	$772	$848

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]	Locomotives and freight cars include early lease buyouts of $8 million in 2023 and $46 million in 2022.
[c]	Weather-related damages for the three months ended March 31, 2023 and 2022, are immaterial.

Capital Plan

In 2023, we expect our capital plan to be approximately $3.6 billion, up 6% from 2022, as we make investments to support our growth strategy. We will continue to harden our infrastructure, replace older assets, and improve the safety and resiliency of the network. In addition, the plan includes investments in growth-related projects to drive more carloads to the network, certain ramps to efficiently handle volumes from new and existing intermodal customers, continuous modernization of our locomotive fleet, and projects intended to improve operational efficiency. The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities decreased in the first three months of 2023 compared to the same period of 2022 driven by a decrease in share repurchases, partially offset by less debt issued.

See Note 12 of the Condensed Consolidated Financial Statements for a description of all our outstanding financing arrangements and significant new borrowings and Note 14 of the Condensed Consolidated Financial Statements for a description of our share repurchase programs.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions, for the Three Months Ended March 31,	2023	2022
Cash provided by operating activities	$1,840	$2,236
Cash used in investing activities	(805)	(836)
Dividends paid	(795)	(743)
Free cash flow	$240	$657

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions, for the Three Months Ended March 31,	2023	2022
Cash provided by operating activities	$1,840	$2,236
Cash used in capital investments	(772)	(848)
Total (a)	$1,068	$1,388
Net income (b)	$1,630	$1,630
Cash flow conversion rate (a/b)	66%	85%

Current Liquidity Status

We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volumes.

During the first quarter of 2023, we generated $1.8 billion of cash provided by operating activities, paid our quarterly dividend, and repurchased $591 million worth of shares under our share repurchase programs. On March 31, 2023, we had $1.1 billion of cash and cash equivalents, $2.0 billion of credit available under our revolving credit facility, and $800 million undrawn on the Receivables Facility. In the first quarter of 2023, we issued $1.0 billion in fixed-rate long-term debt. Additionally, we paid down $100 million on the Receivables Facility. We have been, and we expect to continue to be, in compliance with our debt covenants.

As described in the notes to the Condensed Consolidated Financial Statements and as referenced in the table below, we have contractual obligations that may affect our financial condition. Based on our assessment of the underlying provisions and circumstances of our contractual obligations, other than the risks that we and other similarly situated companies face with respect to the condition of the capital markets, as of the date of this filing, there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity. In addition, our commercial obligations, financings, and commitments are customary transactions that are like those of other comparable corporations, particularly within the transportation industry.

The following table identifies material obligations as of March 31, 2023:

		Apr. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2023	2024	2025	2026	2027	2027
Debt [a]	$62,537	$2,021	$2,610	$2,591	$2,617	$2,348	$50,350
Purchase obligations [b]	3,183	725	850	848	301	204	255
Operating leases [c]	1,753	179	336	338	265	211	424
Other post retirement benefits [d]	385	34	40	40	40	39	192
Finance lease obligations [e]	208	29	61	42	35	30	11
Total contractual obligations	$68,066	$2,988	$3,897	$3,859	$3,258	$2,832	$51,232

[a]	Excludes finance lease obligations of $188 million as well as unamortized discount and deferred issuance costs of ($1,770) million. Includes an interest component of $27,171 million.
[b]	Purchase obligations include locomotive maintenance contracts; purchase commitments for fuel purchases, ties, ballast, and rail; and agreements to purchase other goods and services.
[c]	Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $176 million.
[d]	Includes estimated other post retirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.
[e]	Represents total obligations, including interest component of $20 million.

OTHER MATTERS

Asserted and Unasserted Claims – See Note 13 to the Condensed Consolidated Financial Statements.

Indemnities – See Note 13 to the Condensed Consolidated Financial Statements.

CAUTIONARY INFORMATION

Certain statements in this Form 10-Q, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements and information also include any other statements or information in this report (including information incorporated herein by reference) regarding: potential impacts of public health crises, including the outbreak of pandemic or contagious disease, such as the coronavirus and its variant strains (COVID); the Russian Ukraine conflict on our business operations, financial results, liquidity, and financial position, and on the world economy (including our customers, employees, and supply chains), including as a result of fluctuations in volume and carloadings; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations as to hiring challenges; availability of employees; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, cyberattacks or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts.

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

The Risk Factors in Item 1A of our 2022 Annual Report on Form 10-K, filed February 10, 2023, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in the forward-looking statements or information. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q, Form 8-K, or subsequent Form 10-K. All forward-looking statements are qualified by, and should be read in conjunction with, these Risk Factors. Forward-looking statements speak only as of the date the statement was made. We assume no obligation to update forward looking information to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect thereto or with respect to other forward-looking statements.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2022 Annual Report on Form 10-K.

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

Litigation Matters

As provided in our Form 10-Q for the quarter ended September 30, 2022, and filed on October 20, 2022, in December 2019, truck driver David Fleury (Fleury) filed a putative class action complaint against Union Pacific Railroad Company in the United States District Court for the Northern District of Illinois (the District Court) raising claims under the Illinois Biometric Information Privacy Act, 740 ILCS 14/1, et seq. (the Act). Members of the putative class are third-party truck drivers who gained access to Union Pacific intermodal terminals in Illinois by verifying their identity using finger-scan technology. The complaint alleges Union Pacific’s use of the finger scan system violated the Act by capturing Fleury’s biometric information. The parties are currently engaged in the discovery process and no class has been certified.

While we believe that we have strong defenses to the complaint and will vigorously defend the case, there is no assurance regarding the ultimate outcome. Therefore, the outcome of this litigation is inherently uncertain, and we cannot reasonably estimate any loss or range of loss that may arise from this matter.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates – Environmental, Item 7, and Note 17 of the Consolidated Financial Statements and Supplementary Data, Item 8, of our 2022 Annual Report on Form 10-K.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors disclosed in our Form 10-K for the year ended December 31, 2022. These risks could materially and adversely affect our business, financial condition, results of operations (including revenues and profitability), and/or stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2023:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jan. 1 through Jan. 31	379,047	$202.45	377,994	83,529,317
Feb. 1 through Feb. 28	1,537,530	204.57	1,428,631	82,100,686
Mar. 1 through Mar. 31	1,103,099	201.36	1,102,078	80,998,608
Total	3,019,676	$203.13	2,908,703	N/A

[a]	Total number of shares purchased during the quarter includes 110,973 shares delivered or attested to UPC by employees to pay stock option exercise prices and satisfy tax withholding obligations for stock option exercises or vesting of retention units or retention shares.
[b]	Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

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

101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2023 (filed with the SEC on April 20, 2023), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended March 31, 2023 and 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2023, and December 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2023 and 2022, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).

Incorporated by Reference

3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective November 19, 2015, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated November 19, 2015.

4(a)	Form of 4.750% Note due 2026 is incorporated herein by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated February 21, 2023.

4(b)	Form of 4.950% Note due 2053 is incorporated herein by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated February 21, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 20, 2023

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Senior Vice President and
Chief Accounting, Risk, and Compliance Officer
(Principal Accounting Officer)