Form 10-Q
period 2023-06-30
UNION PACIFIC CORP
filed 2023-07-26
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

☐ Yes     ☒ No

As of July 21, 2023, there were 609,456,215 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended June 30,	2023	2022
Operating revenues:
Freight revenues	$5,569	$5,842
Other revenues	394	427
Total operating revenues	5,963	6,269
Operating expenses:
Compensation and benefits	1,269	1,092
Fuel	664	940
Purchased services and materials	650	622
Depreciation	577	559
Equipment and other rents	248	230
Other	351	331
Total operating expenses	3,759	3,774
Operating income	2,204	2,495
Other income, net (Note 5)	93	163
Interest expense	(339)	(316)
Income before income taxes	1,958	2,342
Income tax expense (Note 6)	(389)	(507)
Net income	$1,569	$1,835
Share and Per Share (Note 7):
Earnings per share - basic	$2.58	$2.93
Earnings per share - diluted	$2.57	$2.93
Weighted average number of shares - basic	608.7	625.6
Weighted average number of shares - diluted	609.5	626.8

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended June 30,	2023	2022
Net income	$1,569	$1,835
Other comprehensive income/(loss):
Defined benefit plans	6	14
Foreign currency translation	21	23
Unrealized gain on derivative instruments	16	-
Total other comprehensive income/(loss) [a]	43	37
Comprehensive income	$1,612	$1,872

[a]	Net of deferred taxes of ($3) million and ($6) million during the three months ended June 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Six Months Ended June 30,	2023	2022
Operating revenues:
Freight revenues	$11,225	$11,282
Other revenues	794	847
Total operating revenues	12,019	12,129
Operating expenses:
Compensation and benefits	2,448	2,193
Fuel	1,430	1,654
Purchased services and materials	1,303	1,183
Depreciation	1,149	1,114
Equipment and other rents	483	445
Other	708	668
Total operating expenses	7,521	7,257
Operating income	4,498	4,872
Other income, net (Note 5)	277	210
Interest expense	(675)	(623)
Income before income taxes	4,100	4,459
Income tax expense (Note 6)	(901)	(994)
Net income	$3,199	$3,465
Share and Per Share (Note 7):
Earnings per share - basic	$5.25	$5.51
Earnings per share - diluted	$5.24	$5.50
Weighted average number of shares - basic	609.6	628.9
Weighted average number of shares - diluted	610.5	630.2

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Six Months Ended June 30,	2023	2022
Net income	$3,199	$3,465
Other comprehensive income/(loss):
Defined benefit plans	5	29
Foreign currency translation	44	44
Unrealized gain on derivative instruments	16	-
Total other comprehensive income/(loss) [a]	65	73
Comprehensive income	$3,264	$3,538

[a]	Net of deferred taxes of ($3) million and ($11) million during the six months ended June 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	Jun. 30,	Dec. 31,
Millions, Except Share and Per Share Amounts	2023	2022
Assets
Current assets:
Cash and cash equivalents	$830	$973
Short-term investments (Note 12)	-	46
Accounts receivable, net (Note 9)	1,826	1,891
Materials and supplies	742	741
Other current assets	354	301
Total current assets	3,752	3,952
Investments	2,524	2,375
Properties, net (Note 10)	56,641	56,038
Operating lease assets	1,651	1,672
Other assets	1,465	1,412
Total assets	$66,033	$65,449
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 11)	$3,504	$3,842
Debt due within one year (Note 13)	1,745	1,678
Total current liabilities	5,249	5,520
Debt due after one year (Note 13)	31,557	31,648
Operating lease liabilities	1,217	1,300
Deferred income taxes	13,069	13,033
Other long-term liabilities	1,747	1,785
Commitments and contingencies (Note 14)
Total liabilities	52,839	53,286
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,112,878,694 and
1,112,623,886 issued; 609,398,738 and 612,393,321 outstanding, respectively	2,782	2,782
Paid-in-surplus	5,128	5,080
Retained earnings	60,500	58,887
Treasury stock	(54,699)	(54,004)
Accumulated other comprehensive loss (Note 8)	(517)	(582)
Total common shareholders' equity	13,194	12,163
Total liabilities and common shareholders' equity	$66,033	$65,449

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Six Months Ended June 30,	2023	2022
Operating Activities
Net income	$3,199	$3,465
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,149	1,114
Deferred and other income taxes	36	93
Other operating activities, net	(126)	(52)
Changes in current assets and liabilities:
Accounts receivable, net	70	(330)
Materials and supplies	(1)	(169)
Other current assets	(86)	(39)
Accounts payable and other current liabilities	(340)	203
Income and other taxes	(43)	(118)
Cash provided by operating activities	3,858	4,167
Investing Activities
Capital investments	(1,607)	(1,645)
Maturities of short-term investments (Note 12)	46	-
Proceeds from asset sales	45	120
Other investing activities, net	(158)	(15)
Cash used in investing activities	(1,674)	(1,540)
Financing Activities
Debt repaid	(1,664)	(1,664)
Debt issued (Note 13)	1,599	4,090
Dividends paid	(1,588)	(1,556)
Share repurchase programs (Note 15)	(705)	(3,473)
Net issued/(paid) commercial paper (Note 13)	19	(151)
Other financing activities, net	11	(42)
Cash used in financing activities	(2,328)	(2,796)
Net change in cash, cash equivalents, and restricted cash	(144)	(169)
Cash, cash equivalents, and restricted cash at beginning of year	987	983
Cash, cash equivalents, and restricted cash at end of period	$843	$814
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$207	$241
Common shares repurchased but not yet paid	6	2
Cash (paid for)/received from:
Income taxes, net of refunds	$(826)	$(1,033)
Interest, net of amounts capitalized	(628)	(565)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$830	$788
Restricted cash equivalents in other current assets	4	22
Restricted cash equivalents in other assets	9	4
Total cash, cash equivalents and restricted cash equivalents per above	$843	$814

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at April 1, 2022	1,112.6	(484.4)	$2,782	$4,571	$55,937	$(50,515)	$(878)	$11,897
Net income			-	-	1,835	-	-	1,835
Other comprehensive income/(loss)			-	-	-	-	37	37
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	-	(1)	31	-	7	-	37
Share repurchase programs (Note 15)	-	(3.1)	-	428	-	(710)	-	(282)
Dividends declared ($1.30 per share)	-	-	-	-	(814)	-	-	(814)
Balance at June 30, 2022	1,112.6	(487.5)	$2,781	$5,030	$56,958	$(51,218)	$(841)	$12,710

Balance at April 1, 2023	1,112.9	(503.0)	$2,782	$5,099	$59,724	$(54,591)	$(560)	$12,454
Net income			-	-	1,569	-	-	1,569
Other comprehensive income/(loss)			-	-	-	-	43	43
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.1	-	29	-	13	-	42
Share repurchase programs (Note 15)	-	(0.6)	-	-	-	(121)	-	(121)
Dividends declared ($1.30 per share)	-	-	-	-	(793)	-	-	(793)
Balance at June 30, 2023	1,112.9	(503.5)	$2,782	$5,128	$60,500	$(54,699)	$(517)	$13,194

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2022	1,112.4	(473.6)	$2,781	$4,979	$55,049	$(47,734)	$(914)	$14,161
Net income			-	-	3,465	-	-	3,465
Other comprehensive income/(loss)			-	-	-	-	73	73
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.2	-	63	-	(21)	-	42
Share repurchase programs (Note 15)	-	(14.1)	-	(12)	-	(3,463)	-	(3,475)
Dividends declared ($2.48 per share)	-	-	-	-	(1,556)	-	-	(1,556)
Balance at June 30, 2022	1,112.6	(487.5)	$2,781	$5,030	$56,958	$(51,218)	$(841)	$12,710

Balance at January 1, 2023	1,112.6	(500.2)	$2,782	$5,080	$58,887	$(54,004)	$(582)	$12,163
Net income			-	-	3,199	-	-	3,199
Other comprehensive income/(loss)			-	-	-	-	65	65
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.3	0.2	-	48	-	17	-	65
Share repurchase programs (Note 15)	-	(3.5)	-	-	-	(712)	-	(712)
Dividends declared ($2.60 per share)	-	-	-	-	(1,586)	-	-	(1,586)
Balance at June 30, 2023	1,112.9	(503.5)	$2,782	$5,128	$60,500	$(54,699)	$(517)	$13,194

[a]	AOCI = Accumulated Other Comprehensive Income/Loss (Note 8)
[b]	ESPP = employee stock purchase plan

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2022 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2022, is derived from audited financial statements. The results of operations for the six months ended June 30, 2023, are not necessarily indicative of the results for the entire year ending December 31, 2023.

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

The following table represents a disaggregation of our freight and other revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2023	2022	2023	2022
Bulk	$1,757	$1,813	$3,654	$3,645
Industrial	2,086	2,091	4,103	4,012
Premium	1,726	1,938	3,468	3,625
Total freight revenues	$5,569	$5,842	$11,225	$11,282
Other subsidiary revenues	220	233	455	438
Accessorial revenues	149	183	300	384
Other	25	11	39	25
Total operating revenues	$5,963	$6,269	$12,019	$12,129

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenues from shipments to and from Mexico. Included in the above table are revenues from our Mexico business, which amounted to $689 million and $681 million for the three months ended June 30, 2023 and 2022, respectively, and $1.4 billion and $1.3 billion for the six months ended June 30, 2023 and 2022, respectively.

3. Stock-Based Compensation

We have several stock-based compensation plans where employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. Employees also are able to participate in our employee stock purchase plan (ESPP).

Information regarding stock-based compensation appears in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2023	2022	2023	2022
Stock-based compensation, before tax:
Stock options	$4	$3	$8	$7
Retention awards	15	19	33	41
ESPP	5	4	11	8
Total stock-based compensation, before tax	$24	$26	$52	$56
Excess income tax benefits from equity compensation plans	$1	$1	$7	$18

Stock Options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at June 30, 2023, are subject to performance or market-based vesting conditions.

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

A summary of stock option activity during the six months ended June 30, 2023, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2023	1,974	$169.64	6.0	$86
Granted	351	202.81	N/A	N/A
Exercised	(72)	107.65	N/A	N/A
Forfeited or expired	(5)	224.05	N/A	N/A
Outstanding at June 30, 2023	2,248	$176.68	6.3	$75
Vested or expected to vest at June 30, 2023	2,228	$176.31	6.3	$75
Options exercisable at June 30, 2023	1,580	$160.07	5.2	$75

At June 30, 2023, there was $25 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years. Additional information regarding stock option exercises appears in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2023	2022	2023	2022
Intrinsic value of stock options exercised	$3	$2	$7	$44
Cash received from option exercises	4	2	8	17
Treasury shares repurchased for employee payroll taxes	(1)	-	(2)	(5)
Income tax benefit realized from option exercises	1	1	2	6
Aggregate grant-date fair value of stock options vested	-	-	14	13

Retention Awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 4 years, and dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2023, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	1,069	$196.47
Granted	295	202.72
Vested	(300)	162.65
Forfeited	(25)	205.20
Nonvested at June 30, 2023	1,039	$207.80

At June 30, 2023, there was $114 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.8 years.

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

Changes in our performance retention awards during the six months ended June 30, 2023, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	594	$199.82
Granted	251	202.81
Vested	(73)	186.67
Unearned	(127)	186.11
Forfeited	(4)	222.66
Nonvested at June 30, 2023	641	$205.06

At June 30, 2023, there was $26 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.6 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

Expense

Pension expense is determined based upon the annual service cost of benefits (the actuarial cost of benefits earned during a period) and the interest cost on those liabilities, less the expected return on plan assets. The expected long-term rate of return on plan assets is applied to a calculated value of plan assets that recognizes changes in fair value over a 5-year period. This practice is intended to reduce year-to-year volatility in pension expense, but it can have the effect of delaying the recognition of differences between actual returns on assets and expected returns based on long-term rate of return assumptions. Differences in actual experience in relation to assumptions are not recognized in net income immediately but are deferred in accumulated other comprehensive income/loss and, if necessary, amortized as pension expense.

The components of our net periodic pension benefit/cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2023	2022	2023	2022
Service cost	$12	$26	$25	$52
Interest cost	46	31	92	62
Expected return on plan assets	(62)	(73)	(124)	(146)
Amortization of actuarial loss	2	21	4	43
Net periodic pension (benefit)/cost	$(2)	$5	$(3)	$11

Cash Contributions

For the six months ended June 30, 2023, cash contributions totaled $0 to the qualified pension plans. Any contributions made during 2023 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2023, we do not have minimum cash funding requirements for 2023.

5. Other Income

Other income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2023	2022	2023	2022
Real estate income [a] [b]	$69	$146	$245	$206
Net periodic pension benefit/(costs)	14	21	28	41
Environmental remediation and restoration	(3)	(5)	(22)	(31)
Other [a]	13	1	26	(6)
Total	$93	$163	$277	$210

[a]	Prior periods have been reclassified to conform to the current period disclosure.
[b]	2023 includes a one-time $107 million transaction. 2022 includes a $79 million gain from a land sale to the Illinois State Toll Highway Authority.

6. Income Taxes

In the second quarter of 2023, the state of Nebraska enacted legislation to reduce its corporate income tax rate for future years resulting in a $73 million reduction of our deferred tax expense.

In the second quarter of 2022, the state of Nebraska enacted legislation to reduce its corporate income tax rate for future years resulting in a $55 million reduction of our deferred tax expense.

7. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions, Except Per Share Amounts	2023	2022	2023	2022
Net income	$1,569	$1,835	$3,199	$3,465
Weighted-average number of shares outstanding:
Basic	608.7	625.6	609.6	628.9
Dilutive effect of stock options	0.3	0.6	0.4	0.7
Dilutive effect of retention shares and units	0.5	0.6	0.5	0.6
Diluted	609.5	626.8	610.5	630.2
Earnings per share – basic	$2.58	$2.93	$5.25	$5.51
Earnings per share – diluted	$2.57	$2.93	$5.24	$5.50
Stock options excluded as their inclusion would be anti-dilutive	1.0	0.3	0.9	0.3

8. Accumulated Other Comprehensive Income/Loss

Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at April 1, 2023	$(379)	$(181)	$-	$(560)
Other comprehensive income/(loss) before reclassifications	6	21	16	43
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	-	-	-	-
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($3) million	6	21	16	43
Balance at June 30, 2023	$(373)	$(160)	$16	$(517)

Balance at April 1, 2022	$(643)	$(235)	$-	$(878)
Other comprehensive income/(loss) before reclassifications	-	23	-	23
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	14	-	-	14
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($6) million	14	23	-	37
Balance at June 30, 2022	$(629)	$(212)	$-	$(841)

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at January 1, 2023	$(378)	$(204)	$-	$(582)
Other comprehensive income/(loss) before reclassifications	6	44	16	66
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(1)	-	-	(1)
Net year-to-date other comprehensive income/(loss), net of taxes of ($3) million	5	44	16	65
Balance at June 30, 2023	$(373)	$(160)	$16	$(517)

Balance at January 1, 2022	$(658)	$(256)	$-	$(914)
Other comprehensive income/(loss) before reclassifications	-	44	-	44
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	29	-	-	29
Net year-to-date other comprehensive income/(loss), net of taxes of ($11) million	29	44	-	73
Balance at June 30, 2022	$(629)	$(212)	$-	$(841)

[a]	Related to interest rate swaps from equity method investments.
[b]	The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 4 Retirement Plans for additional details.

9. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. At  June 30, 2023, and December 31, 2022, our accounts receivables were reduced by $11 million and $10 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At  June 30, 2023, and December 31, 2022, receivables classified as other assets were reduced by allowances of $67 million and $58 million, respectively.

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

The amount recorded under the Receivables Facility was $400 million and $100 million at June 30, 2023, and December 31, 2022, respectively. The Receivables Facility was supported by $1.5 billion and $1.6 billion of accounts receivable as collateral at June 30, 2023, and December 31, 2022, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $1 million and $3 million for the three months ended  June 30, 2023 and 2022 , respectively, and $4 million for both of the six months ended June 30, 2023 and 2022 .

10. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of June 30, 2023	Cost	Depreciation	Value	Useful Life
Land	$5,365	$ N/A	$5,365	N/A
Road:
Rail and other track material	18,633	7,222	11,411	42
Ties	11,845	3,799	8,046	34
Ballast	6,285	2,004	4,281	34
Other roadway [a]	22,721	5,173	17,548	47
Total road	59,484	18,198	41,286	N/A
Equipment:
Locomotives	9,319	3,690	5,629	18
Freight cars	2,628	935	1,693	23
Work equipment and other	1,301	508	793	17
Total equipment	13,248	5,133	8,115	N/A
Technology and other	1,280	539	741	12
Construction in progress	1,134	-	1,134	N/A
Total	$80,511	$23,870	$56,641	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2022	Cost	Depreciation	Value	Useful Life
Land	$5,344	$ N/A	$5,344	N/A
Road:
Rail and other track material	18,419	7,096	11,323	43
Ties	11,676	3,699	7,977	34
Ballast	6,222	1,950	4,272	34
Other roadway [a]	22,411	4,970	17,441	47
Total road	58,728	17,715	41,013	N/A
Equipment:
Locomotives	9,166	3,606	5,560	18
Freight cars	2,562	898	1,664	23
Work equipment and other	1,253	473	780	17
Total equipment	12,981	4,977	8,004	N/A
Technology and other	1,254	525	729	12
Construction in progress	948	-	948	N/A
Total	$79,255	$23,217	$56,038	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

11. Accounts Payable and Other Current Liabilities

	Jun. 30,	Dec. 31,
Millions	2023	2022
Accounts payable	$894	$784
Income and other taxes payable	563	628
Compensation-related accruals	524	938
Interest payable	394	379
Current operating lease liabilities	346	331
Accrued casualty costs	267	242
Equipment rents payable	101	109
Other	415	431
Total accounts payable and other current liabilities	$3,504	$3,842

12. Financial Instruments

Short-Term Investments – As of June 30, 2023, the Company has no short-term investments. As of December 31, 2022, the Company had $46 million of short-term investments, which consisted of time deposits. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At June 30, 2023, the fair value of total debt was $28.3 billion, approximately $5.0 billion less than the carrying value. At December 31, 2022, the fair value of total debt was $28.1 billion, approximately $5.2 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

13. Debt

Credit Facilities – At June 30, 2023, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during the six months ended  June 30, 2023. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility, set to expire May 20, 2027, requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At  June 30, 2023 , the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $45.9 billion of debt (as defined in the Facility), and we had $35.1 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150  million cross-default provision and a change-of-control provision.

During the six months ended June 30, 2023, we issued $974 million and repaid $950 million of commercial paper with maturities ranging from 11 to 88 days, and at June 30, 2023, we had $224 million of commercial paper with a weighted average interest rate of 5.3% outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

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

During the six months ended June 30, 2023, we issued the following unsecured, fixed-rate debt securities under our shelf registration:

Date	Description of Securities
February 21, 2023	$0.50 billion of 4.750% Notes due February 21, 2026
$0.50 billion of 4.950% Notes due May 15, 2053

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At June 30, 2023, we had remaining authority to issue up to $5.6 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of June 30, 2023, and December 31, 2022, we recorded $400 million and $100 million, respectively, of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 9).

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

In December 2019, we received a putative class action complaint under the Illinois Biometric Information Privacy Act, alleging violation due to the use of a finger scan system developed and managed by third parties. Union Pacific and the plaintiff are currently in the discovery phase. While we believe that we have strong defenses to the claims made in the complaint and will vigorously defend ourselves, there is no assurance regarding the ultimate outcome. Therefore, the outcome of this litigation is inherently uncertain, and we cannot reasonably estimate any loss or range of loss that may arise from this matter.

Personal Injury – The Federal Employers’ Liability Act (FELA) governs compensation for work-related accidents. Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

Approximately 95% of the recorded liability is related to asserted claims and approximately 5% is related to unasserted claims at June 30, 2023. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $367 million to $473 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Six Months Ended June 30,	2023	2022
Beginning balance	$361	$325
Current year accruals	52	51
Changes in estimates for prior years	31	36
Payments	(77)	(65)
Ending balance at June 30,	$367	$347
Current portion, ending balance at June 30,	$98	$70

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

Our environmental liability activity was as follows:

Millions, for the Six Months Ended June 30,	2023	2022
Beginning balance	$253	$243
Accruals	62	52
Payments	(50)	(29)
Ending balance at June 30,	$265	$266
Current portion, ending balance at June 30,	$78	$64

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

Insurance – The Company has a consolidated, wholly-owned captive insurance subsidiary (the Captive), that provides insurance coverage for certain risks including general liability, property, cyber, and FELA claims that are subject to reinsurance. The Captive receives direct premiums, which are netted against the Company’s premium costs in other expenses in the Condensed Consolidated Statements of Income. We record both liabilities and reinsurance receivables using an actuarial analysis based on historical experience in our Condensed Consolidated Statements of Financial Position.

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

15. Share Repurchase Programs

Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. As of  June 30, 2023, we repurchased a total of 19.6 million shares of our common stock under the 2022 authorization. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Our previous authorization, which was effective April 1, 2019, through March 31, 2022, was approved by our Board of Directors for up to 150 million shares of common stock. As of March 31, 2022, we repurchased a total of 83.3 million shares of our common stock under the 2019 authorization.

The table below represents shares repurchased under repurchase programs in the six months ended June 30, 2023 and 2022:

	Number of Shares Purchased		Average Price Paid [a]
	2023	2022	2023	2022
First quarter [b]	2,908,703	11,014,201	$203.19	$249.95
Second quarter [c]	606,581	3,100,683	199.81	232.87
Total	3,515,284	14,114,884	$202.61	$246.20
Remaining number of shares that may be repurchased under current authority				80,392,027

[a]	In the period of the final settlement, the average price paid under the accelerated share repurchase programs is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2022 accelerated share repurchase programs was $248.32.
[b]	Includes 7,012,232 shares repurchased in 2022 under accelerated share repurchase programs.
[c]	Includes 1,847,185 shares repurchased in 2022 under accelerated share repurchase programs.

Management's assessments of market conditions and other pertinent factors guide the timing, manner, and volume of all repurchases. We expect to fund any share repurchases under this program through cash generated from operations, the sale or lease of various operating and non-operating properties, debt issuances, and cash on hand. Open market repurchases are recorded in treasury stock at cost, which includes any applicable commissions, fees, and excise taxes.

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

UPRR had $1.8 billion and $1.7 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of  June 30, 2023, and December 31, 2022, respectively. TTX car hire expenses of $102 million and $98 million for the three months ended June 30, 2023 and 2022, respectively, and $205 million and $192 million for the six months ended  June 30, 2023 and 2022, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $68 million as of both  June 30, 2023, and December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2023, Compared to

Three and Six Months Ended June 30, 2022

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

Critical Accounting Estimates

The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting estimates are available in Item 7 of our 2022 Annual Report on Form 10-K. During the first six months of 2023, there have not been any significant changes with respect to our critical accounting estimates.

RESULTS OF OPERATIONS

Quarterly Summary

The Company reported earnings of $2.57 per diluted share on net income of $1.6 billion and an operating ratio of 63.0% in the second quarter of 2023 compared to earnings of $2.93 per diluted share on net income of $1.8 billion and an operating ratio of 60.2% for the second quarter of 2022. Freight revenues decreased 5% in the quarter compared to the same period in 2022 driven by a 3% decrease in average revenue per car (ARC) and a 2% decline in volume. The ARC decrease was driven by lower fuel surcharge revenues and negative mix of traffic (for example, a relative decrease in forest product shipments, which have a higher ARC), partially offset by core pricing gains. Volume decreases were primarily driven by weaker markets for intermodal and forest product shipments. These declines were partially offset by increased production and inventory replenishment in the automotive industry, continued strength in rock shipments, and a domestic intermodal contract win.

Our overall network fluidity improved compared to the second quarter of 2022 as last year we experienced congestion across our network related to a lack of available crew resources. As a result, we accelerated hiring and training of new employees over the past year, graduated 2,263 employees between May 6, 2022, and July 7, 2023, and, as of July 7, 2023, have 769 individuals currently in the training pipeline.

Operating expenses decreased slightly compared to the second quarter of 2022 due to lower fuel prices and volume related costs, offset by inflation, a one-time $67 million expense from ratification of a crew staffing agreement with the International Association of Sheet Metal, Air, Rail and Transportation Workers (the ratification charge), and increased workforce levels. Operating income of $2.2 billion decreased 12% and our operating ratio of 63.0% deteriorated 2.8 points from the second quarter of 2022.

Operating Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2023	2022	Change	2023	2022	Change
Freight revenues	$5,569	$5,842	(5)%	$11,225	$11,282	(1)%
Other subsidiary revenues	220	233	(6)	455	438	4
Accessorial revenues	149	183	(19)	300	384	(22)
Other	25	11	F	39	25	56
Total	$5,963	$6,269	(5)%	$12,019	$12,129	(1)%

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

Freight revenues decreased 5% in the second quarter of 2023 compared to the same period in 2022 driven by a 3% decrease in ARC and a 2% decline in volume. The ARC decrease was driven by lower fuel surcharge revenues and negative mix of traffic (for example, a relative decrease in forest product shipments, which have a higher ARC), partially offset by core pricing gains. Volume decreases were primarily driven by weaker markets for intermodal and forest product shipments. These declines were partially offset by increased production and inventory replenishment in the automotive industry, continued strength in rock shipments, and a domestic intermodal contract win.

Each of our commodity groups includes revenues from fuel surcharges. Freight revenues from fuel surcharge programs decreased to $707 million in the second quarter of 2023 compared to $976 million in the same period of 2022 due to lower fuel prices and lower volume, partially offset by the lag impact on fuel surcharge (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries).

Other subsidiary revenues decreased in the second quarter of 2023 compared to 2022 primarily driven by a weaker market for intermodal shipments at our subsidiary that brokers intermodal and transload logistics services. Accessorial revenues decreased in the second quarter of 2023 compared to 2022 driven by decreased intermodal accessorial and container revenues due to lower volume and improvements in the global supply chain as reflected by better equipment cycle times.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Six Months Ended
Freight Revenues	June 30,			June 30,
Millions	2023	2022	Change	2023	2022	Change
Grain & grain products	$890	$867	3%	$1,833	$1,744	5%
Fertilizer	183	183	-	369	363	2
Food & refrigerated	255	271	(6)	518	538	(4)
Coal & renewables	429	492	(13)	934	1,000	(7)
Bulk	1,757	1,813	(3)	3,654	3,645	-
Industrial chemicals & plastics	545	557	(2)	1,081	1,077	-
Metals & minerals	562	562	-	1,098	1,047	5
Forest products	347	386	(10)	679	750	(9)
Energy & specialized markets	632	586	8	1,245	1,138	9
Industrial	2,086	2,091	-	4,103	4,012	2
Automotive	625	561	11	1,212	1,062	14
Intermodal	1,101	1,377	(20)	2,256	2,563	(12)
Premium	1,726	1,938	(11)	3,468	3,625	(4)
Total	$5,569	$5,842	(5)%	$11,225	$11,282	(1)%

	Three Months Ended			Six Months Ended
Revenue Carloads	June 30,			June 30,
Thousands,	2023	2022	Change	2023	2022	Change
Grain & grain products	197	195	1%	399	400	-%
Fertilizer	48	53	(9)	93	98	(5)
Food & refrigerated	44	48	(8)	88	95	(7)
Coal & renewables	203	202	-	419	427	(2)
Bulk	492	498	(1)	999	1,020	(2)
Industrial chemicals & plastics	164	161	2	321	321	-
Metals & minerals	210	205	2	398	387	3
Forest products	55	63	(13)	107	127	(16)
Energy & specialized markets	144	141	2	283	272	4
Industrial	573	570	1	1,109	1,107	-
Automotive	213	192	11	413	382	8
Intermodal [a]	749	805	(7)	1,483	1,562	(5)
Premium	962	997	(4)	1,896	1,944	(2)
Total	2,027	2,065	(2)%	4,004	4,071	(2)%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Average Revenue per Car	2023	2022	Change	2023	2022	Change
Grain & grain products	$4,527	$4,451	2%	$4,598	$4,357	6%
Fertilizer	3,830	3,437	11	3,978	3,701	7
Food & refrigerated	5,740	5,770	(1)	5,851	5,703	3
Coal & renewables	2,107	2,426	(13)	2,228	2,340	(5)
Bulk	3,568	3,642	(2)	3,657	3,574	2
Industrial chemicals & plastics	3,336	3,455	(3)	3,368	3,351	1
Metals & minerals	2,677	2,755	(3)	2,760	2,710	2
Forest products	6,337	6,128	3	6,360	5,898	8
Energy & specialized markets	4,388	4,161	5	4,398	4,189	5
Industrial	3,646	3,674	(1)	3,701	3,626	2
Automotive	2,928	2,919	-	2,935	2,780	6
Intermodal [a]	1,471	1,711	(14)	1,521	1,641	(7)
Premium	1,794	1,943	(8)	1,829	1,864	(2)
Average	$2,748	$2,830	(3)%	$2,804	$2,771	1%

[a]	For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. Freight revenues from bulk shipments decreased in the second quarter of 2023 compared to 2022 due to lower fuel surcharge revenues, volume declines, and negative mix of traffic from decreased food and refrigerated shipments, partially offset by core pricing gains. Volume declined 1% in the second quarter of 2023 compared to 2022 driven by decreased export potash shipments due to a customer outage and fewer export grain shipments driven by higher prices making the grain less competitive in the world market, partially offset by strong markets in domestic grain and renewable diesel feedstocks. Year-to-date, freight revenues increased slightly compared to the same period in 2022 due to core pricing gains and higher fuel surcharge revenues, partially offset by volume declines and negative mix of traffic from decreased food and refrigerated shipments. Volumes for coal and renewable shipments and food and refrigerated were negatively impacted by outages and service challenges due to repeated snow events in Wyoming and flooding in California in the first quarter of 2023.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments were flat in the second quarter of 2023 compared to 2022 due to negative mix of traffic from decreased lumber shipments and increased short haul rock shipments and lower fuel surcharge revenues, partially offset by core pricing gains and volume increases. Volume increased 1% in the second quarter of 2023 compared to 2022. We saw growth in metals and minerals due to strong demand for rock and sand. That growth was partially offset by decreases in forest products due to the softening housing market and fewer shipments of brown paper as demand for non-durable goods declined. Year-to-date, freight revenues increased compared to the same period in 2022 due to core pricing gains and higher fuel surcharge revenues, partially offset by negative mix of traffic from decreased lumber shipments and increased short haul rock shipments.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenues decreased in the second quarter and six-month period of 2023 compared to 2022 due to lower fuel surcharge revenues and volume declines, partially offset by core pricing gains. Intermodal shipments declined 7% and 5% in the second quarter and year-to-date periods, respectively, compared to 2022 as high inventories and inflationary pressures impacted consumer demand, partially offset by a domestic contract win. Automotive shipments increased 11% and 8% in the second quarter and six-month periods of 2023, respectively, compared to the same periods in 2022 driven by increased production as dealers replenish inventories.

Mexico Business – Each of our commodity groups includes revenues from shipments to and from Mexico. Revenues from Mexico business increased 1% to $689 million in the second quarter of 2023 compared to 2022 driven by a 4% volume increase, partially offset by lower fuel surcharge revenues. Volume increases were driven by higher automotive and intermodal shipments. Year-to-date, revenues increased 5% driven by a 2% increase in volume and 3% increase in average revenue per car.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2023	2022	Change	2023	2022	Change
Compensation and benefits	$1,269	$1,092	16%	$2,448	$2,193	12%
Fuel	664	940	(29)	1,430	1,654	(14)
Purchased services and materials	650	622	5	1,303	1,183	10
Depreciation	577	559	3	1,149	1,114	3
Equipment and other rents	248	230	8	483	445	9
Other	351	331	6	708	668	6
Total	$3,759	$3,774	-%	$7,521	$7,257	4%

Operating expenses decreased slightly in the second quarter of 2023 compared to 2022 driven by lower fuel prices and volume related costs, offset by inflation, the ratification charge, and increased workforce levels. Year-to-date, operating expenses increased $264 million driven by inflation; operational challenges, including additional costs related to weather; increased workforce levels; and the ratification charge, partially offset by lower fuel prices and lower volume related costs.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. For the second quarter of 2023, expenses increased 16% compared to 2022 due to the ratification charge, wage inflation, and increase in employee levels. For the year-to-date period of 2023 compared to 2022, expenses increased 12% driven by wage inflation, increased employee levels, and the ratification charge. The year-to-date employee level increase of 4% includes a 6% increase in train, engine, and yard employees to support our training pipeline and address operational challenges.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense decreased in the second quarter and six-month periods of 2023 compared to the same periods in 2022 driven by a decrease in locomotive diesel fuel prices and a 1% decrease in gross ton-miles, partially offset by a 1% increase in the fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands. Locomotive diesel fuel prices averaged $2.86 and $4.03 per gallon (including taxes and transportation costs) in the second quarter of 2023 and 2022, respectively. Year-to-date, locomotive diesel fuel prices averaged $3.04 compared to the $3.48 per gallon in the same period of 2022.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad's lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials increased 5% in the second quarter of 2023 compared to 2022 primarily due to inflation, partially offset by decreased drayage cost incurred at one of our subsidiaries. In the year-to-date period of 2023, purchased services and materials increased 10% compared to 2022 primarily due to higher locomotive maintenance expenses due to inflation and a larger active fleet to assist in recovering the network, partially offset by decreased drayage cost incurred at one of our subsidiaries.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was up 3% for the second quarter and year-to-date periods of 2023 compared to the same periods in 2022.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expense, offset by equity income from certain equity method investments. Equipment and other rents expense increased 8% and 9% in the second quarter and year-to-date periods of 2023, respectively, compared to 2022 driven by inflation, partially offset by lower volume. With improved network fluidity in the second quarter of 2023, cycle times improved and lowered rent expense, whereas, in the year-to-date period, cycle times were elongated due to operational challenges.

Other – Other expenses include state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental remediation; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other costs increased 6% in both the second quarter and six-month periods of 2023 compared to 2022 driven by higher environmental remediation costs.

Non-Operating Items

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2023	2022	Change	2023	2022	Change
Other income, net	$93	$163	(43)%	$277	$210	32%
Interest expense	(339)	(316)	7	(675)	(623)	8
Income tax expense	(389)	(507)	(23)	(901)	(994)	(9)

Other Income, net – Other income decreased in the second quarter of 2023 compared to 2022 driven by lower gains from real estate sales. Real estate sales in the second quarter of 2022 include a $79 million gain from a land sale to the Illinois State Toll Highway Authority. Year-to-date, other income increased due to a one-time $107 million real estate transaction which was partially offset by lower gains from real estate sales.

Interest Expense – Interest expense increased in the second quarter and year-to-date periods of 2023 compared to the same periods of 2022 due to an increased weighted-average debt level. In both periods of 2023, the weighted-average debt level was $33.5 billion compared to $32.1 billion and $31.5 billion in the second quarter and year-to-date periods of 2022, respectively. The effective interest rate was 4.0% in all periods.

Income Tax Expense – Income tax expense decreased in both the second quarter and year-to-date periods of 2023 compared to 2022, driven by lower pre-tax income and deferred tax adjustments. In the second quarter of 2023 and 2022, the state of Nebraska enacted legislation to reduce its corporate income tax rate for future years resulting in a reduction of our deferred tax expense of $73 million and $55 million, respectively. Our effective tax rates for year-to-date 2023 and 2022 were 22.0% and 22.3%, respectively.

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

Railroad performance measures are included in the table below:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2023	2022	Change		2023	2022	Change
Gross ton-miles (GTMs) (billions)	207.6	209.8	(1)%		414.3	419.5	(1)%
Revenue ton-miles (billions)	101.5	103.4	(2)		205.3	210.6	(2)
Freight car velocity (daily miles per car) [a]	202	187	8		199	192	4
Average train speed (miles per hour) [a]	24.1	23.6	2		24.1	23.9	1
Average terminal dwell time (hours) [a]	23.3	24.6	(5)		23.6	24.3	(3)
Locomotive productivity (GTMs per horsepower day)	126	123	2		125	126	(1)
Train length (feet)	9,316	9,439	(1)		9,238	9,321	(1)
Intermodal car trip plan compliance (%) [b]	79	62	17	pts	76	67	9	pts
Manifest/Automotive car trip plan compliance (%) [b]	64	56	8	pts	63	59	4	pts
Workforce productivity (car miles per employee)	983	1,034	(5)		987	1,045	(6)
Total employees (average)	32,060	30,715	4		31,766	30,452	4
Operating ratio (%)	63.0	60.2	2.8	pts	62.6	59.8	2.8	pts

[a]	As reported to the STB.
[b]	Methodology used to report (described below) is not comparable with the reporting to the STB under docket number EP 770.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased 1% and 2%, respectively, during both the second quarter and year-to-date periods of 2023 compared to 2022, driven by a 2% decline in carloadings in both periods. Changes in commodity mix drove the variances in year-over-year decreases between gross ton-miles, revenue ton-miles, and carloads (higher decreases in bulk shipments, which are generally heavier).

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Both average train speed and average terminal dwell time improved in the second quarter of 2023 compared to 2022 as last year we experienced congestion across our system. As network fluidity improved, freight car velocity increased. These metrics also improved year-to-date despite operational challenges caused by weather in the first quarter of 2023.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower available. Locomotive productivity increased in the second quarter of 2023 compared to the same periods in 2022 driven by improved network fluidity. We stored locomotives in the second quarter of 2023, reducing our active fleet size by 4% since the end of the first quarter of 2023. Year-to-date, locomotive productivity declined as improvement in the second quarter didn’t fully offset increased average active fleet size in the first quarter as resources were deployed to alleviate operational challenges caused by weather.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length decreased 1% in both the second quarter and six-month periods of 2023 compared to the same periods of 2022, due to a 2% decrease in carloadings in both periods driven by declines in intermodal shipments of 7% and 5% in the second quarter and six-month periods of 2023, respectively, compared to the same periods of 2022.

Car Trip Plan Compliance – Car trip plan compliance is the percentage of cars delivered on time in accordance with our original trip plan. Our network car trip plan compliance is broken into the intermodal and manifest/automotive products. Intermodal car trip plan compliance improved 17 points and 9 points, respectively, in the second quarter and year-to-date periods of 2023 compared to 2022. Manifest/automotive car trip plan compliance improved 8 points and 4 points, respectively, in the second quarter and year-to-date periods of 2023 compared to 2022. Improved network fluidity, as evidenced by faster freight car velocity, faster train speed, and lower terminal dwell drove these improvements.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity decreased 5% and 6%, respectively, in the second quarter and year-to-date period of 2023 as average daily car miles decreased and employees increased compared to 2022. The 4% increase in employee levels in both periods was driven by an increase in craft professionals. We aggressively hired train, engine, and yard employees to support our training pipeline. In addition, mechanical craft professionals increased year-over-year to maintain our larger active fleet.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. Our second quarter of 2023 operating ratio of 63.0% deteriorated 2.8 points compared to 2022 and our year-to-date operating ratio of 62.6% deteriorated 2.8 points compared to 2022 mainly due to inflation, excess network costs, negative mix of traffic, the ratification charge, and other cost increases, partially offset by lower fuel prices and core pricing gains.

Debt / Net Income
Millions, Except Ratios	Jun. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2023	2022
Debt	$33,302	$33,326
Net income	6,732	6,998
Debt / net income	4.9	4.8

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Jun. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2023	2022
Net income	$6,732	$6,998
Add:
Income tax expense	1,981	2,074
Depreciation	2,281	2,246
Interest expense	1,323	1,271
EBITDA	$12,317	$12,589
Adjustments:
Other income, net	(493)	(426)
Interest on operating lease liabilities [b]	53	54
Adjusted EBITDA	$11,877	$12,217
Debt	$33,302	$33,326
Operating lease liabilities	1,563	1,631
Unfunded pension and OPEB, net of tax cost of $0 and $0 [c]	-	-
Adjusted debt	$34,865	$34,957
Adjusted debt / adjusted EBITDA	2.9	2.9

[a]	The trailing twelve months income statement information ended June 30, 2023, is recalculated by taking the twelve months ended December 31, 2022, subtracting the six months ended June 30, 2022, and adding the six months ended June 30, 2023.
[b]	Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.
[c]	OPEB = other post retirement benefits

Adjusted debt to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is debt to net income ratio. The tables above provide a reconciliation from net income to adjusted EBITDA, debt to adjusted debt, and debt to net income to adjusted debt to adjusted EBITDA. At June 30, 2023, and December 31, 2022, the incremental borrowing rate on operating leases was 3.4% and 3.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions, for the Six Months Ended June 30,	2023	2022
Cash provided by operating activities	$3,858	$4,167
Cash used in investing activities	(1,674)	(1,540)
Cash used in financing activities	(2,328)	(2,796)
Net change in cash, cash equivalents and restricted cash	$(144)	$(169)

Operating Activities

Cash provided by operating activities decreased in the first six months of 2023 compared to the same period of 2022 due to $445 million of payments related to the settlement of our labor union agreements.

Investing Activities

Cash used in investing activities increased in the first six months of 2023 compared to the same period of 2022 driven by lower proceeds from asset sales.

The table below details cash capital investments:

Millions, for the Six Months Ended June 30,	2023	2022
Rail and other track material	$287	$263
Ties	239	236
Ballast	99	98
Other [a]	330	290
Total road infrastructure replacements	955	887
Line expansion and other capacity projects	57	159
Commercial facilities	162	89
Total capacity and commercial facilities	219	248
Locomotives and freight cars [b]	302	345
Technology and other	131	165
Total cash capital investments [c]	$1,607	$1,645

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]	Locomotives and freight cars include early lease buyouts of $14 million in 2023 and $46 million in 2022.
[c]	Weather-related damages for the six months ended June 30, 2023 and 2022, are immaterial.

Capital Plan

In 2023, we expect our capital plan to be approximately $3.6 billion, up 6% from 2022, as we make investments to support our growth strategy. We plan to continue to harden our infrastructure, replace older assets, and improve the safety and resiliency of the network. In addition, the plan includes investments in growth-related projects to drive more carloads to the network, certain ramps to efficiently handle volumes from new and existing intermodal customers, continuous modernization of our locomotive fleet, and projects intended to improve operational efficiency. The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities decreased in the first six months of 2023 compared to the same period of 2022 driven by a decrease in share repurchases, partially offset by less debt issued.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions, for the Six Months Ended June 30,	2023	2022
Cash provided by operating activities	$3,858	$4,167
Cash used in investing activities	(1,674)	(1,540)
Dividends paid	(1,588)	(1,556)
Free cash flow	$596	$1,071

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions, for the Six Months Ended June 30,	2023	2022
Cash provided by operating activities	$3,858	$4,167
Cash used in capital investments	(1,607)	(1,645)
Total (a)	$2,251	$2,522
Net income (b)	$3,199	$3,465
Cash flow conversion rate (a/b)	70%	73%

Current Liquidity Status

We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volumes.

During the second quarter of 2023, we generated $2.0 billion of cash provided by operating activities, paid our quarterly dividend, repurchased $121 million worth of shares under our share repurchase programs, and drew $400 million on the Receivables Facility. On June 30, 2023, we had $830 million of cash and cash equivalents, $2.0 billion of credit available under our revolving credit facility, and $400 million undrawn on the Receivables Facility. We have been, and we expect to continue to be, in compliance with our debt covenants.

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

The following table identifies material obligations as of June 30, 2023:

		Jul. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2023	2024	2025	2026	2027	2027
Debt [a]	$61,888	$972	$2,610	$2,991	$2,617	$2,348	$50,350
Purchase obligations [b]	3,027	486	902	869	308	207	255
Operating leases [c]	1,729	125	343	346	273	216	426
Other post retirement benefits [d]	374	23	40	40	40	39	192
Finance lease obligations [e]	202	23	61	42	35	30	11
Total contractual obligations	$67,220	$1,629	$3,956	$4,288	$3,273	$2,840	$51,234

[a]	Excludes finance lease obligations of $182 million as well as unamortized discount and deferred issuance costs of ($1,759) million. Includes an interest component of $27,009 million.
[b]	Purchase obligations include locomotive maintenance contracts; purchase commitments for ties, ballast, and rail; and agreements to purchase other goods and services.
[c]	Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $166 million.
[d]	Includes estimated other post retirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.
[e]	Represents total obligations, including interest component of $20 million.

OTHER MATTERS

Asserted and Unasserted Claims – See Note 14 to the Condensed Consolidated Financial Statements.

Indemnities – See Note 14 to the Condensed Consolidated Financial Statements.

CAUTIONARY INFORMATION

Certain statements in this Form 10-Q, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words, phrases, or expressions. Forward-looking statements and information also include any other statements or information in this report (including information incorporated herein by reference) regarding: potential impacts of public health crises, including pandemics, epidemics, and the outbreak of other contagious diseases, such as the coronavirus and its variant strains (COVID); the Russia Ukraine conflict and its impact on our business operations, financial results, liquidity, and financial position, and on the world economy (including our customers, employees, and supply chains), including as a result of fluctuations in volume and carloadings; expectations as to general macroeconomic conditions, including slowdowns and recessions, domestically or internationally, and future volatility in interest rates and fuel prices; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations as to hiring challenges; availability of employees; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and planned capital investments; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, cyberattacks, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity; and any other statements concerning matters that are not historical facts.

Forward-looking statements should not be read as a guarantee of future performance, results, or outcomes, and will not necessarily be accurate indications of the times that, or by which, such performance, results, or outcomes will be achieved, if ever. Forward-looking statements and information are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements and information. Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control, and many of these risks and uncertainties are currently amplified by and may continue to be amplified by, or in the future may be amplified by, among other things, current macroeconomic and geopolitical conditions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the second quarter of 2023:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Apr. 1 through Apr. 30	486,869	$199.77	479,977	80,518,631
May. 1 through May. 31	126,843	198.96	126,604	80,392,027
Jun. 1 through Jun. 30	132	198.26	-	80,392,027
Total	613,844	$199.60	606,581	N/A

[a]	Total number of shares purchased during the quarter includes 7,263 shares delivered or attested to UPC by employees to pay stock option exercise prices and satisfy tax withholding obligations for stock option exercises or vesting of retention units or retention shares.
[b]	Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing, manner, and amount of these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On May 22, 2023, Jennifer L. Hamann, Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 2,000 shares of Union Pacific Corporation common stock between August 23, 2023, and January 31, 2024, subject to certain conditions.

On May 22, 2023, Kenny G. Rocker, Executive Vice President – Marketing and Sales for Union Pacific Railroad Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 9,919 shares of Union Pacific Corporation common stock, of which 4,180 are to be acquired upon the exercise of vested stock options, between August 23, 2023, and January 31, 2024, subject to certain conditions.

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

101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2023 (filed with the SEC on July 26, 2023), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended June 30, 2023 and 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2023, and December 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2023 and 2022, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated: July 26, 2023

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Senior Vice President and
Chief Accounting, Risk, and Compliance Officer
(Principal Accounting Officer)