Form 10-Q
period 2023-09-30
UNION PACIFIC CORP
filed 2023-10-19
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

☐ Yes     ☒ No

As of October 13, 2023, there were 609,597,495 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended September 30,	2023	2022
Operating revenues:
Freight revenues	$5,545	$6,109
Other revenues	396	457
Total operating revenues	5,941	6,566
Operating expenses:
Compensation and benefits	1,201	1,278
Fuel	702	932
Purchased services and materials	668	626
Depreciation	580	563
Equipment and other rents	235	215
Other	378	319
Total operating expenses	3,764	3,933
Operating income	2,177	2,633
Other income, net (Note 5)	106	124
Interest expense	(334)	(315)
Income before income taxes	1,949	2,442
Income tax expense (Note 6)	(421)	(547)
Net income	$1,528	$1,895
Share and Per Share (Note 7):
Earnings per share - basic	$2.51	$3.05
Earnings per share - diluted	$2.51	$3.05
Weighted average number of shares - basic	608.7	620.4
Weighted average number of shares - diluted	609.8	621.5

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended September 30,	2023	2022
Net income	$1,528	$1,895
Other comprehensive income/(loss):
Defined benefit plans	(2)	15
Foreign currency translation	22	(6)
Unrealized gain on derivative instruments	-	-
Total other comprehensive income/(loss) [a]	20	9
Comprehensive income	$1,548	$1,904

[a]	Net of deferred taxes of ($1) million and ($6) million during the three months ended September 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Nine Months Ended September 30,	2023	2022
Operating revenues:
Freight revenues	$16,770	$17,391
Other revenues	1,190	1,304
Total operating revenues	17,960	18,695
Operating expenses:
Compensation and benefits	3,649	3,471
Fuel	2,132	2,586
Purchased services and materials	1,971	1,809
Depreciation	1,729	1,677
Equipment and other rents	718	660
Other	1,086	987
Total operating expenses	11,285	11,190
Operating income	6,675	7,505
Other income, net (Note 5)	383	334
Interest expense	(1,009)	(938)
Income before income taxes	6,049	6,901
Income tax expense (Note 6)	(1,322)	(1,541)
Net income	$4,727	$5,360
Share and Per Share (Note 7):
Earnings per share - basic	$7.76	$8.56
Earnings per share - diluted	$7.75	$8.54
Weighted average number of shares - basic	609.3	626.1
Weighted average number of shares - diluted	610.3	627.4

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Nine Months Ended September 30,	2023	2022
Net income	$4,727	$5,360
Other comprehensive income/(loss):
Defined benefit plans	3	44
Foreign currency translation	66	38
Unrealized gain on derivative instruments	16	-
Total other comprehensive income/(loss) [a]	85	82
Comprehensive income	$4,812	$5,442

[a]	Net of deferred taxes of ($4) million and ($17) million during the nine months ended September 30, 2023 and 2022, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	Sep. 30,	Dec. 31,
Millions, Except Share and Per Share Amounts	2023	2022
Assets
Current assets:
Cash and cash equivalents	$750	$973
Short-term investments (Note 12)	16	46
Accounts receivable, net (Note 9)	1,934	1,891
Materials and supplies	770	741
Other current assets	343	301
Total current assets	3,813	3,952
Investments	2,580	2,375
Properties, net (Note 10)	57,010	56,038
Operating lease assets	1,670	1,672
Other assets	1,467	1,412
Total assets	$66,540	$65,449
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 11)	$3,580	$3,842
Debt due within one year (Note 13)	1,724	1,678
Total current liabilities	5,304	5,520
Debt due after one year (Note 13)	31,153	31,648
Operating lease liabilities	1,244	1,300
Deferred income taxes	13,095	13,033
Other long-term liabilities	1,740	1,785
Commitments and contingencies (Note 14)
Total liabilities	52,536	53,286
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,112,868,076 and
1,112,623,886 issued; 609,563,088 and 612,393,321 outstanding, respectively	2,782	2,782
Paid-in-surplus	5,166	5,080
Retained earnings	61,235	58,887
Treasury stock	(54,682)	(54,004)
Accumulated other comprehensive loss (Note 8)	(497)	(582)
Total common shareholders' equity	14,004	12,163
Total liabilities and common shareholders' equity	$66,540	$65,449

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Nine Months Ended September 30,	2023	2022
Operating Activities
Net income	$4,727	$5,360
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,729	1,677
Deferred and other income taxes	59	180
Other operating activities, net	(121)	(93)
Changes in current assets and liabilities:
Accounts receivable, net	(38)	(330)
Materials and supplies	(29)	(173)
Other current assets	(73)	(9)
Accounts payable and other current liabilities	(381)	433
Income and other taxes	111	25
Cash provided by operating activities	5,984	7,070
Investing Activities
Capital investments	(2,582)	(2,690)
Other investing activities, net	(68)	131
Cash used in investing activities	(2,650)	(2,559)
Financing Activities
Dividends paid	(2,380)	(2,362)
Debt repaid	(2,179)	(2,185)
Debt issued (Note 13)	1,599	6,080
Share repurchase programs (Note 15)	(705)	(5,497)
Other financing activities, net	125	(246)
Cash used in financing activities	(3,540)	(4,210)
Net change in cash, cash equivalents, and restricted cash	(206)	301
Cash, cash equivalents, and restricted cash at beginning of year	987	983
Cash, cash equivalents, and restricted cash at end of period	$781	$1,284
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$187	$172
Common shares repurchased but not yet paid	6	80
Cash (paid for)/received from:
Income taxes, net of refunds	$(1,155)	$(1,473)
Interest, net of amounts capitalized	(1,113)	(980)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$750	$1,267
Restricted cash equivalents in other current assets	22	13
Restricted cash equivalents in other assets	9	4
Total cash, cash equivalents and restricted cash equivalents per above	$781	$1,284

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at July 1, 2022	1,112.6	(487.5)	$2,781	$5,030	$56,958	$(51,218)	$(841)	$12,710
Net income			-	-	1,895	-	-	1,895
Other comprehensive income/(loss)			-	-	-	-	9	9
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.2	1	25	-	11	-	37
Share repurchase programs (Note 15)	-	(9.5)	-	-	-	(2,102)	-	(2,102)
Dividends declared ($1.30 per share)	-	-	-	-	(806)	-	-	(806)
Balance at September 30, 2022	1,112.6	(496.8)	$2,782	$5,055	$58,047	$(53,309)	$(832)	$11,743

Balance at July 1, 2023	1,112.9	(503.5)	$2,782	$5,128	$60,500	$(54,699)	$(517)	$13,194
Net income			-	-	1,528	-	-	1,528
Other comprehensive income/(loss)			-	-	-	-	20	20
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.2	-	38	-	17	-	55
Share repurchase programs (Note 15)	-	-	-	-	-	-	-	-
Dividends declared ($1.30 per share)	-	-	-	-	(793)	-	-	(793)
Balance at September 30, 2023	1,112.9	(503.3)	$2,782	$5,166	$61,235	$(54,682)	$(497)	$14,004

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2022	1,112.4	(473.6)	$2,781	$4,979	$55,049	$(47,734)	$(914)	$14,161
Net income			-	-	5,360	-	-	5,360
Other comprehensive income/(loss)			-	-	-	-	82	82
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.4	1	88	-	(10)	-	79
Share repurchase programs (Note 15)	-	(23.6)	-	(12)	-	(5,565)	-	(5,577)
Dividends declared ($3.78 per share)	-	-	-	-	(2,362)	-	-	(2,362)
Balance at September 30, 2022	1,112.6	(496.8)	$2,782	$5,055	$58,047	$(53,309)	$(832)	$11,743

Balance at January 1, 2023	1,112.6	(500.2)	$2,782	$5,080	$58,887	$(54,004)	$(582)	$12,163
Net income			-	-	4,727	-	-	4,727
Other comprehensive income/(loss)			-	-	-	-	85	85
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.3	0.4	-	86	-	34	-	120
Share repurchase programs (Note 15)	-	(3.5)	-	-	-	(712)	-	(712)
Dividends declared ($3.90 per share)	-	-	-	-	(2,379)	-	-	(2,379)
Balance at September 30, 2023	1,112.9	(503.3)	$2,782	$5,166	$61,235	$(54,682)	$(497)	$14,004

[a]	AOCI = accumulated other comprehensive income/loss (Note 8)
[b]	ESPP = employee stock purchase plan

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2022 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2022, is derived from audited financial statements. The results of operations for the nine months ended September 30, 2023, are not necessarily indicative of the results for the entire year ending December 31, 2023.

The Condensed Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC). Certain prior period amounts have been reclassified to conform to the current period financial statement presentation.

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

The following table represents a disaggregation of our freight and other revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2023	2022	2023	2022
Bulk	$1,766	$1,959	$5,420	$5,604
Industrial	2,057	2,194	6,160	6,206
Premium	1,722	1,956	5,190	5,581
Total freight revenues	$5,545	$6,109	$16,770	$17,391
Other subsidiary revenues	226	231	681	669
Accessorial revenues	142	212	442	596
Other	28	14	67	39
Total operating revenues	$5,941	$6,566	$17,960	$18,695

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenues from shipments to and from Mexico. Included in the above table are revenues from our Mexico business, which amounted to $673 million and $708 million for the three months ended September 30, 2023 and 2022, respectively, and $2.1 billion and $2.0 billion for the nine months ended September 30, 2023 and 2022, respectively.

3. Stock-Based Compensation

We have several stock-based compensation plans where employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. Employees also are able to participate in our employee stock purchase plan (ESPP).

Information regarding stock-based compensation appears in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2023	2022	2023	2022
Stock-based compensation, before tax:
Stock options	$4	$4	$12	$11
Retention awards	24	13	57	54
ESPP	4	4	15	12
Total stock-based compensation, before tax	$32	$21	$84	$77
Excess income tax benefits from equity compensation plans	$2	$2	$9	$20

Stock Options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at September 30, 2023, are subject to performance or market-based vesting conditions.

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

A summary of stock option activity during the nine months ended September 30, 2023, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2023	1,974	$169.64	6.0	$86
Granted	351	202.81	N/A	N/A
Exercised	(165)	113.97	N/A	N/A
Forfeited or expired	(12)	219.18	N/A	N/A
Outstanding at September 30, 2023	2,148	$179.06	6.1	$66
Vested or expected to vest at September 30, 2023	2,128	$178.73	6.1	$66
Options exercisable at September 30, 2023	1,492	$162.93	5.0	$65

At September 30, 2023, there was $20 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years. Additional information regarding stock option exercises appears in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2023	2022	2023	2022
Intrinsic value of stock options exercised	$10	$7	$17	$51
Cash received from option exercises	9	7	17	24
Treasury shares repurchased for employee payroll taxes	(1)	(2)	(3)	(7)
Income tax benefit realized from option exercises	2	1	4	7
Aggregate grant-date fair value of stock options vested	-	-	14	13

Retention Awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 4 years, and dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2023, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	1,069	$196.47
Granted	296	202.83
Vested	(305)	163.27
Forfeited	(39)	205.35
Nonvested at September 30, 2023	1,021	$207.89

At September 30, 2023, there was $98 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.6 years.

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

Changes in our performance retention awards during the nine months ended September 30, 2023, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	594	$199.82
Granted	251	202.81
Vested	(78)	189.24
Unearned	(127)	186.11
Forfeited	(13)	220.23
Nonvested at September 30, 2023	627	$204.69

At September 30, 2023, there was $16 million of total unrecognized compensation expense related to nonvested performance retention awards, which is expected to be recognized over a weighted-average period of 1.1 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension benefit/cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2023	2022	2023	2022
Service cost	$13	$21	$38	$73
Interest cost	48	31	140	93
Expected return on plan assets	(62)	(74)	(186)	(220)
Amortization of actuarial loss	2	21	6	64
Net periodic pension (benefit)/cost	$1	$(1)	$(2)	$10

Cash Contributions

For the nine months ended September 30, 2023, cash contributions totaled $0 to the qualified pension plans. Any contributions made during 2023 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At September 30, 2023, we do not have minimum cash funding requirements for 2023.

5. Other Income

Other income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2023	2022	2023	2022
Real estate income [a]	$90	$103	$335	$309
Net periodic pension benefit/(costs)	12	22	40	63
Environmental remediation and restoration	(9)	(4)	(31)	(35)
Other	13	3	39	(3)
Total	$106	$124	$383	$334

[a]	The three months ended September 30, 2022, includes a $35 million gain from a sale to the Colorado Department of Transportation. The nine months ended September 30, 2023, includes a one-time $107 million transaction. The nine months ended September 30, 2022, also includes a $79 million gain from a land sale to the Illinois State Toll Highway Authority.

6. Income Taxes

In the third quarter of 2023, the states of Iowa, Kansas, and Arkansas enacted legislation to reduce their corporate income tax rates for future years resulting in a $41 million reduction of our deferred tax expense.

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

7. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions, Except Per Share Amounts	2023	2022	2023	2022
Net income	$1,528	$1,895	$4,727	$5,360
Weighted-average number of shares outstanding:
Basic	608.7	620.4	609.3	626.1
Dilutive effect of stock options	0.4	0.5	0.4	0.7
Dilutive effect of retention shares and units	0.7	0.6	0.6	0.6
Diluted	609.8	621.5	610.3	627.4
Earnings per share – basic	$2.51	$3.05	$7.76	$8.56
Earnings per share – diluted	$2.51	$3.05	$7.75	$8.54
Stock options excluded as their inclusion would be anti-dilutive	1.0	0.3	0.9	0.3

8. Accumulated Other Comprehensive Income/Loss

Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at July 1, 2023	$(373)	$(160)	$16	$(517)
Other comprehensive income/(loss) before reclassifications	(1)	22	-	21
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(1)	-	-	(1)
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($1) million	(2)	22	-	20
Balance at September 30, 2023	$(375)	$(138)	$16	$(497)

Balance at July 1, 2022	$(629)	$(212)	$-	$(841)
Other comprehensive income/(loss) before reclassifications	-	(6)	-	(6)
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	15	-	-	15
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($6) million	15	(6)	-	9
Balance at September 30, 2022	$(614)	$(218)	$-	$(832)

[a]	Related to interest rate swaps from equity method investments.
[b]	The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 4 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at January 1, 2023	$(378)	$(204)	$-	$(582)
Other comprehensive income/(loss) before reclassifications	5	66	16	87
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(2)	-	-	(2)
Net year-to-date other comprehensive income/(loss), net of taxes of ($4) million	3	66	16	85
Balance at September 30, 2023	$(375)	$(138)	$16	$(497)

Balance at January 1, 2022	$(658)	$(256)	$-	$(914)
Other comprehensive income/(loss) before reclassifications	-	38	-	38
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	44	-	-	44
Net year-to-date other comprehensive income/(loss), net of taxes of ($17) million	44	38	-	82
Balance at September 30, 2022	$(614)	$(218)	$-	$(832)

[a]	Related to interest rate swaps from equity method investments.
[b]

The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 4 Retirement Plans for additional details.

9. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. At  September 30, 2023, and December 31, 2022, our accounts receivables were reduced by $9 million and $10 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At  September 30, 2023, and December 31, 2022, receivables classified as other assets were reduced by allowances of $71 million and $58 million, respectively.

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

The amount recorded under the Receivables Facility was $0 and $100 million at September 30, 2023, and December 31, 2022, respectively. The Receivables Facility was supported by $1.6 billion of accounts receivable as collateral at both  September 30, 2023, and December 31, 2022, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $4 million for both the three months ended  September 30, 2023 and 2022 , and $8 million for both the nine months ended September 30, 2023 and 2022 .

10. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of September 30, 2023	Cost	Depreciation	Value	Useful Life
Land	$5,372	$ N/A	$5,372	N/A
Road:
Rail and other track material	18,747	7,280	11,467	42
Ties	11,934	3,844	8,090	34
Ballast	6,320	2,031	4,289	34
Other roadway [a]	22,899	5,269	17,630	47
Total road	59,900	18,424	41,476	N/A
Equipment:
Locomotives	9,317	3,667	5,650	18
Freight cars	2,710	945	1,765	23
Work equipment and other	1,319	527	792	17
Total equipment	13,346	5,139	8,207	N/A
Technology and other	1,294	559	735	12
Construction in progress	1,220	-	1,220	N/A
Total	$81,132	$24,122	$57,010	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2022	Cost	Depreciation	Value	Useful Life
Land	$5,344	$ N/A	$5,344	N/A
Road:
Rail and other track material	18,419	7,096	11,323	43
Ties	11,676	3,699	7,977	34
Ballast	6,222	1,950	4,272	34
Other roadway [a]	22,411	4,970	17,441	47
Total road	58,728	17,715	41,013	N/A
Equipment:
Locomotives	9,166	3,606	5,560	18
Freight cars	2,562	898	1,664	23
Work equipment and other	1,253	473	780	17
Total equipment	12,981	4,977	8,004	N/A
Technology and other	1,254	525	729	12
Construction in progress	948	-	948	N/A
Total	$79,255	$23,217	$56,038	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

11. Accounts Payable and Other Current Liabilities

	Sep. 30,	Dec. 31,
Millions	2023	2022
Accounts payable	$936	$784
Income and other taxes payable	701	628
Compensation-related accruals	547	938
Current operating lease liabilities	362	331
Accrued casualty costs	293	242
Interest payable	248	379
Equipment rents payable	99	109
Other	394	431
Total accounts payable and other current liabilities	$3,580	$3,842

12. Financial Instruments

Short-Term Investments – All of the Company's short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of September 30, 2023, and December 31, 2022, the Company had $16 million and $46 million of short-term investments, respectively. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At September 30, 2023, the fair value of total debt was $25.9 billion, approximately $7.0 billion less than the carrying value. At December 31, 2022, the fair value of total debt was $28.1 billion, approximately $5.2 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

13. Debt

Credit Facilities – At September 30, 2023, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during the nine months ended  September 30, 2023. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility, set to expire May 20, 2027, requires UPC to maintain a debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At  September 30, 2023 , the Company was in compliance with the debt-to-EBITDA coverage ratio, which allows us to carry up to $44.3 billion of debt (as defined in the Facility), and we had $34.6 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150  million cross-default provision and a change-of-control provision.

During the nine months ended September 30, 2023, we issued $1.4 billion and repaid $1.3 billion of commercial paper with maturities ranging from 11 to 88 days, and at September 30, 2023, we had $302 million of commercial paper with a weighted average interest rate of 5.4% outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

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

During the nine months ended September 30, 2023, we issued the following unsecured, fixed-rate debt securities under our shelf registration:

Date	Description of Securities
February 21, 2023	$0.50 billion of 4.750% Notes due February 21, 2026
$0.50 billion of 4.950% Notes due May 15, 2053

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At September 30, 2023, we had remaining authority to issue up to $5.6 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of September 30, 2023, and December 31, 2022, we recorded $0 and $100 million, respectively, of borrowings under our Receivables Facility as secured debt. (See further discussion of our receivables securitization facility in Note 9).

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

Approximately 94% of the recorded liability is related to asserted claims and approximately 6% is related to unasserted claims at September 30, 2023. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $393 million to $503 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2023	2022
Beginning balance	$361	$325
Current year accruals	81	79
Changes in estimates for prior years	55	36
Payments	(104)	(93)
Ending balance at September 30,	$393	$347
Current portion, ending balance at September 30,	$105	$77

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 338 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes32 sites that are the subject of actions taken by the U.S. government, including 20 that are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

Our environmental liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2023	2022
Beginning balance	$253	$243
Accruals	85	65
Payments	(75)	(45)
Ending balance at September 30,	$263	$263
Current portion, ending balance at September 30,	$83	$64

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

15. Share Repurchase Programs

Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. As of  September 30, 2023, we repurchased a total of 19.6 million shares of our common stock under the 2022 authorization. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Our previous authorization, which was effective April 1, 2019, through March 31, 2022, was approved by our Board of Directors for up to 150 million shares of common stock. As of March 31, 2022, we repurchased a total of 83.3 million shares of our common stock under the 2019 authorization.

The table below represents shares repurchased under repurchase programs in the nine months ended September 30, 2023 and 2022:

	Number of Shares Purchased		Average Price Paid [a]
	2023	2022	2023	2022
First quarter [b]	2,908,703	11,014,201	$203.19	$249.95
Second quarter [c]	606,581	3,100,683	199.81	232.87
Third quarter	-	9,490,339	-	221.52
Total	3,515,284	23,605,223	$202.61	$236.28
Remaining number of shares that may be repurchased under current authority				80,392,027

[a]	In the period of the final settlement, the average price paid under the accelerated share repurchase programs is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2022 accelerated share repurchase programs was $248.32.
[b]	Includes 7,012,232 shares repurchased in 2022 under accelerated share repurchase programs.
[c]	Includes an incremental 1,847,185 shares received upon final settlement in 2022 under accelerated share repurchase programs.

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

UPRR had $1.8 billion and $1.7 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of  September 30, 2023, and December 31, 2022, respectively. TTX car hire expenses of $101 million and $106 million for the three months ended September 30, 2023 and 2022, respectively, and $306 million and $298 million for the nine months ended  September 30, 2023 and 2022, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $67 million and $68 million at  September 30, 2023, and December 31, 2022, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2023, Compared to

Three and Nine Months Ended September 30, 2022

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

Critical Accounting Estimates

The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting estimates are available in Item 7 of our 2022 Annual Report on Form 10-K. During the first nine months of 2023, there have not been any significant changes with respect to our critical accounting estimates.

RESULTS OF OPERATIONS

Quarterly Summary

The Company reported earnings of $2.51 per diluted share on net income of $1.5 billion and an operating ratio of 63.4% in the third quarter of 2023 compared to earnings of $3.05 per diluted share on net income of $1.9 billion and an operating ratio of 59.9% for the third quarter of 2022. Freight revenues decreased 9% in the third quarter of 2023 compared to the same period in 2022 driven by a 7% decrease in average revenue per car (ARC) and a 3% decline in volume. The ARC decrease was driven by lower fuel surcharge revenues and negative mix of traffic (for example, a relative increase in rock shipments, which have a lower ARC), partially offset by core pricing gains. Volume decreases were primarily driven by weaker demand for intermodal, coal, and export grain shipments. These declines were partially offset by increased production and inventory replenishment in the automotive industry, continued strength in rock shipments, and a domestic intermodal contract win.

Our overall network fluidity improved compared to the third quarter of 2022 as last year we experienced congestion across our network related to a shortage of train crew employees. As a result, we accelerated hiring and training of new employees over the past year and graduated 2,907 employees between May 6, 2022, and October 4, 2023. Our improved network fluidity and the volume declines enabled us to slow the pace of train crew hiring and store locomotives during the quarter.

Operating expenses decreased 4% compared to the third quarter of 2022 due to lower fuel prices, the 2022 one-time charge for agreements reached with our labor unions, and volume related costs. These decreases were partially offset by inflation, increased workforce levels, including the impact of increased sick leave benefits provided to our craft professionals, higher casualty costs, and one-time write-offs. Operating income of $2.2 billion decreased 17%, and our operating ratio of 63.4% deteriorated 3.5 points from the third quarter of 2022.

Operating Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2023	2022	Change	2023	2022	Change
Freight revenues	$5,545	$6,109	(9)%	$16,770	$17,391	(4)%
Other subsidiary revenues	226	231	(2)	681	669	2
Accessorial revenues	142	212	(33)	442	596	(26)
Other	28	14	100	67	39	72
Total	$5,941	$6,566	(10)%	$17,960	$18,695	(4)%

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

Freight revenues decreased 9% in the third quarter of 2023 compared to the same period in 2022 driven by a 7% decrease in ARC and a 3% decline in volume. The ARC decrease was driven by lower fuel surcharge revenues and negative mix of traffic (for example, a relative increase in rock shipments, which have a lower ARC), partially offset by core pricing gains. Volume decreases were primarily driven by weaker demand for intermodal, coal, and export grain shipments. These declines were partially offset by increased production and inventory replenishment in the automotive industry, continued strength in rock shipments, and a domestic intermodal contract win.

Each of our commodity groups includes revenues from fuel surcharges. Freight revenues from fuel surcharge programs decreased to $637 million in the third quarter of 2023 compared to $1.2 billion in the same period of 2022 due to lower fuel prices, the lag impact on fuel prices rising throughout the quarter (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries), and lower volume.

Other subsidiary revenues decreased in the third quarter of 2023 compared to 2022 primarily driven by a weaker demand for intermodal shipments at our subsidiary that brokers intermodal and transload logistics services. Accessorial revenues decreased in the third quarter of 2023 compared to 2022 driven by decreased intermodal accessorial and container revenues due to lower volume and improvements in the global supply chain as reflected in better equipment cycle times.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Nine Months Ended
Freight Revenues	September 30,			September 30,
Millions	2023	2022	Change	2023	2022	Change
Grain & grain products	$825	$880	(6)%	$2,658	$2,624	1%
Fertilizer	194	178	9	563	541	4
Food & refrigerated	259	290	(11)	777	828	(6)
Coal & renewables	488	611	(20)	1,422	1,611	(12)
Bulk	1,766	1,959	(10)	5,420	5,604	(3)
Industrial chemicals & plastics	557	579	(4)	1,638	1,656	(1)
Metals & minerals	556	601	(7)	1,654	1,648	-
Forest products	333	390	(15)	1,012	1,140	(11)
Energy & specialized markets	611	624	(2)	1,856	1,762	5
Industrial	2,057	2,194	(6)	6,160	6,206	(1)
Automotive	609	601	1	1,821	1,663	10
Intermodal	1,113	1,355	(18)	3,369	3,918	(14)
Premium	1,722	1,956	(12)	5,190	5,581	(7)
Total	$5,545	$6,109	(9)%	$16,770	$17,391	(4)%

	Three Months Ended			Nine Months Ended
Revenue Carloads	September 30,			September 30,
Thousands	2023	2022	Change	2023	2022	Change
Grain & grain products	183	190	(4)%	582	590	(1)%
Fertilizer	51	51	-	144	149	(3)
Food & refrigerated	45	48	(6)	133	143	(7)
Coal & renewables	231	243	(5)	650	670	(3)
Bulk	510	532	(4)	1,509	1,552	(3)
Industrial chemicals & plastics	163	165	(1)	484	486	-
Metals & minerals	206	202	2	604	589	3
Forest products	54	62	(13)	161	189	(15)
Energy & specialized markets	146	140	4	429	412	4
Industrial	569	569	-	1,678	1,676	-
Automotive	210	198	6	623	580	7
Intermodal [a]	763	811	(6)	2,246	2,373	(5)
Premium	973	1,009	(4)	2,869	2,953	(3)
Total	2,052	2,110	(3)%	6,056	6,181	(2)%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Average Revenue per Car	2023	2022	Change	2023	2022	Change
Grain & grain products	$4,486	$4,641	(3)%	$4,563	$4,449	3%
Fertilizer	3,818	3,504	9	3,921	3,634	8
Food & refrigerated	5,847	6,017	(3)	5,850	5,809	1
Coal & renewables	2,114	2,514	(16)	2,187	2,403	(9)
Bulk	3,465	3,685	(6)	3,592	3,612	(1)
Industrial chemicals & plastics	3,406	3,508	(3)	3,381	3,404	(1)
Metals & minerals	2,688	2,969	(9)	2,736	2,799	(2)
Forest products	6,197	6,347	(2)	6,305	6,044	4
Energy & specialized markets	4,201	4,434	(5)	4,331	4,273	1
Industrial	3,612	3,852	(6)	3,671	3,702	(1)
Automotive	2,894	3,030	(4)	2,921	2,866	2
Intermodal [a]	1,459	1,672	(13)	1,500	1,651	(9)
Premium	1,769	1,939	(9)	1,809	1,890	(4)
Average	$2,702	$2,895	(7)%	$2,769	$2,814	(2)%

[a]	For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. Freight revenues from bulk shipments decreased in the third quarter of 2023 compared to 2022 due to lower fuel surcharge revenues and volume declines, partially offset by core pricing gains and positive mix of traffic from decreased coal shipments. Volume declined 4% in the third quarter of 2023 compared to 2022 driven by reduced use of coal in electricity generation because of low natural gas prices and decreased export grain shipments due to tight supplies. Year-to-date, freight revenues decreased compared to the same period in 2022 due to lower volume, lower fuel surcharge revenues, and negative mix of traffic from decreased food and refrigerated shipments, partially offset by core pricing gains. Volumes for coal and renewables and food and refrigerated shipments were negatively impacted by outages and service challenges due to repeated snow events in Wyoming and flooding in California in the first quarter of 2023.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments decreased in the third quarter of 2023 compared to 2022 due to lower fuel surcharge revenues and negative mix of traffic from decreased lumber shipments and increased short haul rock shipments, partially offset by core price increases. Volume was flat in the third quarter of 2023 compared to 2022. While we saw growth in metals and minerals due to strong demand for rock, that growth was offset by decreases in forest products due to the softening housing market and fewer shipments of brown paper as demand for non-durable goods declined. Year-to-date, freight revenues decreased compared to the same period in 2022 due to negative mix of traffic from increased short haul rock shipments and decreased lumber shipments, and lower fuel surcharge revenues, partially offset by core pricing gains.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenues decreased in the third quarter and nine-month period of 2023 compared to 2022 due to lower fuel surcharge revenues and volume declines, partially offset by core pricing gains. Intermodal shipments declined 6% and 5% in the third quarter and year-to-date periods of 2023, respectively, compared to the same periods in 2022 as high inventories and inflationary pressures impacted consumer demand, partially offset by a domestic contract win. Automotive shipments increased 6% and 7% in the third quarter and nine-month periods of 2023, respectively, compared to the same periods in 2022 driven by increased production as dealers replenish inventories.

Mexico Business – Each of our commodity groups includes revenues from shipments to and from Mexico. Revenues from Mexico business decreased 5% to $673 million in the third quarter of 2023 compared to 2022 driven by lower fuel surcharge revenues, partially offset by a 5% volume increase. Volume increases were driven by higher intermodal and automotive shipments, partially offset by fewer beer shipments. Year-to-date, revenues increased 2% driven by a 3% increase in volume, partially offset by a 1% decrease in average revenue per car.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2023	2022	Change	2023	2022	Change
Compensation and benefits	$1,201	$1,278	(6)%	$3,649	$3,471	5%
Fuel	702	932	(25)	2,132	2,586	(18)
Purchased services and materials	668	626	7	1,971	1,809	9
Depreciation	580	563	3	1,729	1,677	3
Equipment and other rents	235	215	9	718	660	9
Other	378	319	18	1,086	987	10
Total	$3,764	$3,933	(4)%	$11,285	$11,190	1%

Operating expenses decreased 4% in the third quarter of 2023 compared to 2022 driven by lower fuel prices, a one-time charge in 2022 for agreements reached with our labor unions, and volume related costs. These decreases were partially offset by inflation, increased workforce levels, including the impact of increased sick leave benefits provided to our craft professionals, higher casualty costs, and one-time write-offs. Year-to-date, operating expenses increased $95 million driven by inflation; operational challenges in the first half of the year, including additional costs related to weather; increased workforce levels, including the impact of increased sick leave benefits provided to our craft professionals; and the ratification charge for a crew staffing agreement reached in the second quarter of 2023, partially offset by lower fuel prices and lower volume related costs.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. For the third quarter of 2023, expenses decreased 6% compared to 2022 due to a one-time charge in 2022 for agreements reached with our labor unions and lower volume, partially offset by wage inflation and increased employee levels, including the impact of increased sick leave benefits provided to our craft professionals. The year-to-date employee level increase of 4% includes a 5% increase in train, engine, and yard employees to support our training pipeline, address operational challenges in the first half of the year, and cover additional sick leave from the increased sick leave benefits. The additional costs for training, the ratification charge for a crew staffing agreement reached in the second quarter of 2023, and wage inflation, partially offset by the 2022 one-time charge for agreements reached with our labor unions and lower volume drove a 5% increase in compensation and benefits for the year-to-date period of 2023 compared to 2022.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense decreased in the third quarter and nine-month periods of 2023 compared to the same periods in 2022 driven by a decrease in locomotive diesel fuel prices and lower gross ton-miles. Fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands, was flat in both periods. Locomotive diesel fuel prices averaged $3.12 and $3.96 per gallon (including taxes and transportation costs) in the third quarter of 2023 and 2022, respectively. Year-to-date, locomotive diesel fuel prices averaged $3.07 compared to $3.64 per gallon in 2023 and 2022, respectively.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad's lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials increased 7% in the third quarter of 2023 compared to 2022 primarily due to inflation and increased locomotive overhauls, partially offset by decreased volume-related drayage cost incurred at one of our subsidiaries. In the year-to-date period of 2023, purchased services and materials increased 9% compared to 2022 primarily due to higher locomotive maintenance expenses due to inflation and a larger active fleet to assist in recovering the network in the first quarter of 2023, partially offset by decreased volume-related drayage cost incurred at one of our subsidiaries.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was up 3% for the third quarter and year-to-date periods of 2023 compared to the same periods in 2022.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expense, offset by equity income from certain equity method investments. Equipment and other rents expense increased 9% in the third quarter and year-to-date periods of 2023 compared to 2022 driven by inflation and lower equity income, partially offset by lower volume and greater network fluidity.

Other – Other expenses include state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental remediation; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other costs increased 18% and 10% in the third quarter and year-to-date periods of 2023, respectively, compared to the same periods of 2022 driven by higher personal injury expense and one-time write-offs. Higher environmental remediation costs also drove increased costs in the year-to-date period.

Non-Operating Items

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2023	2022	Change	2023	2022	Change
Other income, net	$106	$124	(15)%	$383	$334	15%
Interest expense	(334)	(315)	6	(1,009)	(938)	8
Income tax expense	(421)	(547)	(23)	(1,322)	(1,541)	(14)

Other Income, net – Other income decreased in the third quarter of 2023 compared to 2022 driven by lower gains from real estate sales. Real estate sales in the third quarter of 2022 include a $35 million gain from a land sale to the Colorado Department of Transportation. Year-to-date, other income increased due to a one-time $107 million real estate transaction, which was partially offset by lower gains from real estate sales. The year-to-date period of 2022 also includes a $79 million gain from a land sale to the Illinois State Toll Highway Authority.

Interest Expense – Interest expense increased in the third quarter of 2023 compared to the same periods of 2022 due to an increased weighted-average debt level of $33.0 billion compared to $32.2 billion and a higher effective interest rate of 4.1% in 2023 compared to 3.9% in 2022. Year-to-date, interest expense increased due to an increased weighted-average debt level of $33.3 billion in 2023 compared to $31.8 billion in 2022. The effective interest rate was 4.0% in both periods.

Income Tax Expense – Income tax expense decreased in both the third quarter and year-to-date periods of 2023 compared to 2022 driven by lower pre-tax income and deferred tax adjustments. In the third quarter of 2023, the states of Iowa, Kansas, and Arkansas enacted legislation to reduce their corporate income tax rates for future years resulting in a $41 million reduction of our deferred tax expense. In the third quarter of 2022, the states of Iowa, Arkansas, and Idaho enacted legislation to reduce their corporate income tax rates for future years resulting in a $40 million reduction of our deferred tax expense. In both year-to-date periods, the state of Nebraska enacted legislation to reduce its corporate income tax rate for future years resulting in a reduction of our deferred tax expense of $73 million and $55 million, respectively. Our effective tax rates for year-to-date 2023 and 2022 were 21.9% and 22.3%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Surface Transportation Board (STB). We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Management continuously monitors these key operating metrics to evaluate our operational efficiency in striving to deliver the service product we sold to our customers.

Railroad performance measures are included in the table below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2023	2022	Change		2023	2022	Change
Gross ton-miles (GTMs) (billions)	208.7	215.0	(3)%		622.9	634.5	(2)%
Revenue ton-miles (billions)	103.0	107.2	(4)		308.4	317.8	(3)
Freight car velocity (daily miles per car) [a]	200	191	5		199	192	4
Average train speed (miles per hour) [a]	23.6	23.7	-		23.9	23.8	-
Average terminal dwell time (hours) [a]	23.5	24.4	(4)		23.6	24.3	(3)
Locomotive productivity (GTMs per horsepower day)	129	124	4		126	126	-
Train length (feet)	9,537	9,483	1		9,337	9,376	-
Intermodal car trip plan compliance (%) [b]	75	62	13	pts	75	65	10	pts
Manifest/Automotive car trip plan compliance (%) [b]	64	58	6	pts	63	59	4	pts
Workforce productivity (car miles per employee)	985	1,045	(6)		984	1,045	(6)
Total employees (average)	31,624	30,841	3		31,800	30,582	4
Operating ratio (%)	63.4	59.9	3.5	pts	62.8	59.9	2.9	pts

[a]	As reported to the STB.
[b]	Methodology used to report (described below) is not comparable with the reporting to the STB under docket number EP 770.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased 3% and 4%, respectively, in the third quarter of 2023 compared to 2022, driven by a 3% decline in carloadings. Year-to-date, gross ton-miles and revenue ton-miles decreased 2% and 3%, respectively, compared to 2022, driven by a 2% decline in carloadings. Changes in commodity mix drove the variances in year-over-year decreases between gross ton-miles, revenue ton-miles, and carloads (higher decreases in bulk shipments, which are generally heavier).

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Train speed was essentially flat and average terminal dwell time improved in the third quarter and year-to-date periods of 2023 compared to 2022 as last year we experienced congestion across our system. As network fluidity improved, freight car velocity increased. These metrics were negatively impacted by operational challenges caused by weather in the first quarter of 2023.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower available. Locomotive productivity increased in the third quarter of 2023 compared to the same periods in 2022 driven by improved network fluidity. We stored locomotives in the third quarter of 2023, reducing our active fleet size by 5% since the end of the second quarter of 2023. Year-to-date, locomotive productivity increased as third quarter improvements more than offset increased average active fleet size in the first quarter as resources were deployed to alleviate operational challenges caused by weather.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length increased 1% in the third quarter of 2023 compared to 2022 due to train length improvement initiatives more than offsetting the declines in intermodal shipments, which generally move on longer trains. Year-to-date, our train length declined slightly due to a 2% decrease in carloadings driven by declines in intermodal shipments of 5% in 2023 compared to 2022.

Car Trip Plan Compliance – Car trip plan compliance is the percentage of cars delivered on time in accordance with our original trip plan. Our network car trip plan compliance is broken into the intermodal and manifest/automotive products. Intermodal car trip plan compliance improved 13 points and 10 points, respectively, in the third quarter and year-to-date periods of 2023 compared to 2022. Manifest/automotive car trip plan compliance improved 6 points and 4 points, respectively, in the third quarter and year-to-date periods of 2023 compared to 2022. Improved network fluidity, as evidenced by faster freight car velocity and lower terminal dwell drove these improvements.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity decreased 6% in both the third quarter and year-to-date periods of 2023 as average daily car miles decreased and employees increased compared to 2022. The 3% and 4% increases in employee levels in the third quarter and year-to-date periods, respectively, were driven by an increase in craft professionals. We aggressively hired train, engine, and yard employees to support our training pipeline. In addition, mechanical craft professionals increased year-over-year to maintain our larger active fleet in the first quarter of 2023.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. Our third quarter of 2023 operating ratio of 63.4% deteriorated 3.5 points compared to 2022 mainly due to the lag impact from fuel prices rising throughout the quarter, inflation, increased workforce levels, negative mix of traffic, higher casualty costs, and other cost increases, partially offset by core pricing gains and the 2022 one-time charge for agreements reached with our labor unions. The year-to-date operating ratio of 62.8% deteriorated 2.9 points compared to 2022 driven by inflation, excess network costs, the ratification charge for a crew staffing agreement reached in the second quarter of 2023, and other cost increases, partially offset by core pricing gains, the 2022 one-time charge for agreements reached with our labor unions, and the year-over-year lag impact from lower fuel prices.

Debt / Net Income
Millions, Except Ratios	Sep. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2023	2022
Debt	$32,877	$33,326
Net income	6,365	6,998
Debt / net income	5.2	4.8

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Sep. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2023	2022
Net income	$6,365	$6,998
Add:
Income tax expense	1,855	2,074
Depreciation	2,298	2,246
Interest expense	1,342	1,271
EBITDA	$11,860	$12,589
Adjustments:
Other income, net	(475)	(426)
Interest on operating lease liabilities [b]	56	54
Adjusted EBITDA	$11,441	$12,217
Debt	$32,877	$33,326
Operating lease liabilities	1,606	1,631
Unfunded pension and OPEB, net of tax cost of $0 and $0 [c]	-	-
Adjusted debt	$34,483	$34,957
Adjusted debt / adjusted EBITDA	3.0	2.9

[a]	The trailing twelve months income statement information ended September 30, 2023, is recalculated by taking the twelve months ended December 31, 2022, subtracting the nine months ended September 30, 2022, and adding the nine months ended September 30, 2023.
[b]	Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.
[c]	OPEB = other post retirement benefits

Adjusted debt to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is debt to net income ratio. The tables above provide a reconciliation from net income to adjusted EBITDA, debt to adjusted debt, and debt to net income to adjusted debt to adjusted EBITDA. At September 30, 2023, and December 31, 2022, the incremental borrowing rate on operating leases was 3.5% and 3.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions, for the Nine Months Ended September 30,	2023	2022
Cash provided by operating activities	$5,984	$7,070
Cash used in investing activities	(2,650)	(2,559)
Cash used in financing activities	(3,540)	(4,210)
Net change in cash, cash equivalents and restricted cash	$(206)	$301

Operating Activities

Cash provided by operating activities decreased in the first nine months of 2023 compared to the same period of 2022 due to lower net income and $449 million of payments related to the settlement of our labor union agreements.

Investing Activities

Cash used in investing activities increased in the first nine months of 2023 compared to the same period of 2022 driven by lower proceeds from asset sales within other investing activities, net.

The table below details cash capital investments:

Millions, for the Nine Months Ended September 30,	2023	2022
Rail and other track material	$448	$405
Ties	367	346
Ballast	152	160
Other [a]	509	474
Total road infrastructure replacements	1,476	1,385
Line expansion and other capacity projects	141	228
Commercial facilities	255	175
Total capacity and commercial facilities	396	403
Locomotives and freight cars [b]	483	608
Technology and other	227	294
Total cash capital investments [c]	$2,582	$2,690

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]	Locomotives and freight cars include early lease buyouts of $14 million in 2023 and $55 million in 2022.
[c]	Weather-related damages for the nine months ended September 30, 2023 and 2022, are immaterial.

Capital Plan

In 2023, we expect our capital plan to be approximately $3.7 billion, up 9% from 2022, as we make investments to support our growth strategy. We plan to continue to harden our infrastructure, replace older assets, and improve the safety and resiliency of the network. In addition, the plan includes investments in growth-related projects to drive more carloads to the network, certain ramps to efficiently handle volumes from new and existing intermodal customers, continued modernization of our locomotive fleet, and projects intended to improve operational efficiency. The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities decreased in the first nine months of 2023 compared to the same period of 2022 driven by a decrease in share repurchases, partially offset by less debt issued.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions, for the Nine Months Ended September 30,	2023	2022
Cash provided by operating activities	$5,984	$7,070
Cash used in investing activities	(2,650)	(2,559)
Dividends paid	(2,380)	(2,362)
Free cash flow	$954	$2,149

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions, for the Nine Months Ended September 30,	2023	2022
Cash provided by operating activities	$5,984	$7,070
Cash used in capital investments	(2,582)	(2,690)
Total (a)	$3,402	$4,380
Net income (b)	$4,727	$5,360
Cash flow conversion rate (a/b)	72%	82%

Current Liquidity Status

We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volumes.

During the third quarter of 2023, we generated $2.1 billion of cash provided by operating activities, paid our quarterly dividend, and repaid $400 million on the Receivables Facility. On September 30, 2023, we had $750 million of cash and cash equivalents, $2.0 billion of credit available under our revolving credit facility, and $800 million undrawn on the Receivables Facility. We have been, and we expect to continue to be, in compliance with our debt covenants.

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

The following table identifies material obligations as of September 30, 2023:

		Oct. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2023	2024	2025	2026	2027	2027
Debt [a]	$60,991	$475	$2,610	$2,591	$2,617	$2,348	$50,350
Purchase obligations [b]	3,093	302	1,114	889	313	214	261
Operating leases [c]	1,778	60	362	364	289	232	471
Other post retirement benefits [d]	363	12	40	40	40	39	192
Finance lease obligations [e]	185	7	60	42	35	30	11
Total contractual obligations	$66,410	$856	$4,186	$3,926	$3,294	$2,863	$51,285

[a]	Excludes finance lease obligations of $169 million as well as unamortized discount and deferred issuance costs of ($1,747) million. Includes an interest component of $26,536 million.
[b]	Purchase obligations include locomotive maintenance contracts; purchase commitments for ties, ballast, and rail; and agreements to purchase other goods and services.
[c]	Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $172 million.
[d]	Includes estimated other post retirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.
[e]	Represents total obligations, including interest component of $16 million.

OTHER MATTERS

Asserted and Unasserted Claims – See Note 14 to the Condensed Consolidated Financial Statements.

Indemnities – See Note 14 to the Condensed Consolidated Financial Statements.

CAUTIONARY INFORMATION

Certain statements in this Form 10-Q, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words, phrases, or expressions. Forward-looking statements and information also include any other statements or information in this report (including information incorporated herein by reference) regarding: potential impacts of public health crises, including pandemics, epidemics, and the outbreak of other contagious diseases, such as the coronavirus and its variant strains (COVID); the Russia-Ukraine and Israeli wars and any impacts on our business operations, financial results, liquidity, and financial position, and on the world economy (including our customers, employees, and supply chains), including as a result of fluctuations in volume and carloadings; expectations as to general macroeconomic conditions, including slowdowns and recessions, domestically or internationally, and future volatility in interest rates and fuel prices; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations as to hiring challenges; availability of employees; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications; expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and planned capital investments; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, cyberattacks, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity; and any other statements concerning matters that are not historical facts.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the third quarter of 2023:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jul. 1 through Jul. 31	12,013	$236.05	-	80,392,027
Aug. 1 through Aug. 31	125	231.50	-	80,392,027
Sep. 1 through Sep. 30	5,018	214.25	-	80,392,027
Total	17,156	$229.64	-	N/A

[a]	Total number of shares purchased during the quarter includes 17,156 shares delivered or attested to UPC by employees to pay stock option exercise prices and satisfy tax withholding obligations for stock option exercises or vesting of retention units or retention shares.
[b]	Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing, manner, and amount of these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On July 28, 2023, Eric J. Gehringer, Executive Vice President - Operations for Union Pacific Railroad Company, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 1,274 shares of Union Pacific Corporation common stock on or after  October 30, 2023, subject to certain conditions.

On August 22, 2023, V. James Vena, Chief Executive Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to purchase up to 4,500 shares of Union Pacific Corporation common stock on or after November 21, 2023, subject to certain conditions.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

10(a)	Union Pacific Corporation Policy for Recoupment of Certain Compensation amended and restated effective October 2, 2023.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – V. James Vena.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Jennifer L. Hamann.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – V. James Vena and Jennifer L. Hamann.

101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2023 (filed with the SEC on October 19, 2023), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended September 30, 2023 and 2022, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2023, and December 31, 2022, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2023 and 2022, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).

Incorporated by Reference

3(a)

Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective November 19, 2015, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated November 19, 2015.

10(b)	Transition and Separation Agreement between the Corporation, the Railroad and Lance M. Fritz dated August 11, 2023, is incorporated herein by reference to Exhibit 10.1 to the Corporation's Current Report on Form 8-K dated August 11, 2023.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: October 19, 2023

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Senior Vice President and
Chief Accounting, Risk, and Compliance Officer
(Principal Accounting Officer)