Form 10-K
period 2023-12-31
UNION PACIFIC CORP
filed 2024-02-09
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

☐Yes   ☑ No

As of June 30, 2023, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $123.0 billion.

The number of shares outstanding of the registrant’s Common Stock as of February 2, 2024, was 609,777,914.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 9, 2024, are incorporated by reference into Part III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year that this report relates pursuant to Regulation 14A.

UNION PACIFIC CORPORATION

February 9, 2024

Fellow Shareholders:

As Union Pacific shareholders, we own a piece of history. Over the course of 161 years, our Company is built to handle inevitable changes and challenges of business cycles while seeking ways to innovate and grow. 2023 was no different.

This year, I assumed the role of Chief Executive Officer, and Lance Fritz retired after a distinguished career. At that time, we also split the roles of Chairman and CEO and Mike McCarthy, was named Chairman of the Board of Directors. The transition was seamless, a credit to the Board, Lance, and the management team.

Since becoming CEO, I have focused the team on a multi-year strategy of “Safety + Service & Operational Excellence = Growth.” Safety must always be our first area of focus, returning everyone home safely each day. Service is all about delivering what we sold our customers, committing to what we can do and doing it with excellence. Operational Excellence is about operating efficiently and productively while maintaining a buffer to handle ups and downs of railroading.

In the second half of 2023, we achieved great momentum as the team united to deliver a shared strategy. Our fourth quarter operating metrics were the best of the year. We exited the year with a stronger service product and fluid network. Our Fourth Quarter financial results also demonstrated momentum as we achieved sequential quarterly margin improvement. For 2023, we reported earnings per diluted share of $10.45, a 7% decrease versus 2022, reflecting 1% lower volumes and an operating ratio increase of 220 basis points. To support our service product and growth, we invested $3.7 billion back into our network. Soft consumer markets, continued inflationary pressures, and new labor agreements all impacted financial results.

As we turn the page to 2024, we are looking at the opportunities ahead. The entire Union Pacific team is focused on being the industry’s best in safety, service, and operational excellence. That strategy leads to long-term growth and provides you with industry-leading returns on your investment. It’s how we win.

We understand that we hold the keys to an iconic company that helped Build America. We are propelled by that history and recognize we have an important responsibility to deliver for our stakeholders. We are grateful for this opportunity and thank you for your ownership of Union Pacific

Chief Executive Officer

DIRECTORS AND SENIOR MANAGEMENT

BOARD OF DIRECTORS

William J. DeLaney

Former Chief Executive Officer - Sysco Corporation

Board Committees: Compensation and Benefits (Chair); Safety and Service Quality

David B. Dillon

Former Chairman and CEO - The Kroger Company

Board Committees: Audit (Chair); Corporate Governance, Nominating, and Sustainability

Sheri H. Edison

Former Executive Vice President and General Counsel - Amcor plc

Board Committees: Compensation and Benefits; Corporate Governance, Nominating, and Sustainability (Chair)

Teresa M. Finley

Former Chief Marketing and Business Services Officer - United Parcel Service, Inc.

Board Committees: Audit; Finance

Deborah C. Hopkins

Former Chief Executive Officer - Citi Ventures and Former Chief Innovation Officer - Citi

Board Committees: Compensation and Benefits; Finance (Chair)

Jane H. Lute

Strategic Advisor - SICPA, North America

Board Committees: Audit; Safety and Service Quality (Chair)

Michael R. McCarthy

Chairman - Union Pacific Corporation and Union Pacific Railroad Company; Chairman - McCarthy Group, LLC; and Co-Chairman - Bridges Trust Company

Board Committees: Corporate Governance, Nominating, and Sustainability; Finance

Doyle R. Simons

Former President and CEO - Weyerhaeuser Company

Board Committees: Compensation and Benefits; Safety and Service Quality

John K. Tien, Jr.

Former Deputy Secretary - U.S. Department of Homeland Security

Board Committees: Pending Assignment

V. James Vena

Chief Executive Officer - Union Pacific Corporation and Union Pacific Railroad Company

John P. Wiehoff

Former Chairman, President, and CEO - C.H. Robinson Worldwide, Inc.

Board Committees: Audit; Safety and Service Quality

Christopher J. Williams

Chairman - Siebert Williams Shank & Co.

Board Committees: Audit; Finance

SENIOR MANAGEMENT

V. James Vena

Chief Executive Officer

Prentiss W. Bolin, Jr.

Vice President - External Relations

Bryan L. Clark

Vice President - Tax

Eric J. Gehringer*

Executive Vice President - Operations

Rebecca B. Gregory*

Vice President and Chief of Staff

Jennifer L. Hamann

Executive Vice President and Chief Financial Officer

Rahul Jalali

Executive Vice President and Chief Information Officer

Michael V. Miller

Vice President and Treasurer

Craig V. Richardson

Executive Vice President, Chief Legal Officer, and Corporate Secretary

Kenny G. Rocker* Executive Vice President - Marketing and Sales Todd M. Rynaski Senior Vice President and Chief Accounting, Risk, and Compliance Officer Elizabeth F. Whited President

*For Union Pacific Railroad Company only.

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

STRATEGY

Safety, Service, and Operational Excellence supports the Company's long term initiative to Grow its freight volumes (Safety + Service & Operational Excellence = Growth). Together as a team, the Company will focus on achieving the best safety record in the industry, being known for superior service, grounded in operational excellence which, in turn, drives growth.

Safety is paramount and, as our first area of focus, sets the foundation for achieving the Company's objectives. The mindset and culture are built around a personal commitment by all employees to prioritize safety so everyone goes home safely.

Service is all about delivering what we sold our customers. We work with our customers to understand the service they need to win in their markets and then drive how we win together. We commit to these service levels and do it with excellence.

Operational Excellence is about operating efficiently and productively. We will drive value with our available resources, but also maintain a buffer so our service is resilient, managing the inevitable ups and downs that come with weather, fluctuating volumes, and securing growth.

Execution of our strategy to be the industry leader in both safety and service leads to revenue growth with improved margins and greater cash generation, creating long term enterprise value. The result will be strong financial performance driving significant shareholder returns.

As we work to transform our railroad, our core values continue to guide us. Our passion for performance will help us win; our high ethical standards ensure we win in a way that supports all of our stakeholders; and our teamwork ensures we win together.

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

Operations – UPRR is a Class I railroad operating in the U.S. We have 32,693 route miles, connecting Pacific Coast and Gulf Coast ports with the Midwest and Eastern U.S. gateways and providing several corridors to key Mexican and Canadian gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast, Pacific Coast, and East Coast ports and across the Mexican and Canadian borders. In 2023, we generated freight revenues totaling $22.6 billion from the following three commodity groups:

2023 Freight Revenues

Bulk – The Company's Bulk shipments consist of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. In 2023, this group generated 33% of our freight revenues. We access most major grain markets, connecting the Midwest and Western U.S. producing areas to export terminals in the Pacific Northwest and Gulf Coast ports as well as Mexico. We also serve significant domestic markets, including grain processors, animal feeders, ethanol, and renewable biofuel producers in the Midwest and West. Fertilizer movements originate in the Gulf Coast region, Midwest, Western U.S., and Canada (through interline access) for delivery to major agricultural users in those areas as well as abroad. The Railroad’s network supports the transportation of coal shipments to independent and regulated power companies and industrial facilities throughout the U.S. Through interchange gateways and ports, UPRR’s reach extends to Eastern U.S. utilities as well as to Mexico and other international destinations. Coal traffic originating in the Powder River Basin (PRB) area of Wyoming is the largest portion of the Railroad’s coal business. Renewable shipments for customers committed to sustainability consist primarily of biomass exports and wind turbine components.

Industrial – Our extensive network facilitates the movement of numerous commodities between thousands of origin and destination points throughout North America. The Industrial group consists of several categories, including construction, industrial chemicals, plastics, forest products, specialized products (primarily waste, salt, and roofing), metals and ores, petroleum, liquid petroleum gases (LPG), soda ash, and sand. Transportation of these products accounted for 36% of our freight revenues in 2023. Commercial, residential, and governmental infrastructure investments drive shipments of steel, aggregates, cement, and wood products. Industrial and light manufacturing plants receive steel, nonferrous materials, minerals, and other raw materials.

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

Premium – In 2023, Premium shipments generated 31% of Union Pacific’s total freight revenues. Premium includes finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. International business consists of import and export traffic moving in 20 or 40-foot shipping containers, that mainly pass through West Coast ports, destined for one of the Company's many inland intermodal terminals. Domestic business includes container and trailer traffic picked up and delivered within North America for intermodal marketing companies (primarily shipper agents and logistics companies) as well as truckload carriers.

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

Proud & Engaged Workforce – Our employees are central to our Safety + Service & Operational Excellence = Growth strategy, and investing in our workforce is key to our success.

Our People: Our award-winning, multigenerational workforce includes talented people from all walks of life, in many stages of life. Made up of management and craft professionals, we are focused on attracting, retaining, and developing talent across our entire system.

As of December 31, 2023, the Company employed 32,973 employees. Our workforce includes five generations from Traditionalists (born before 1946) to Generation Z (born after 1998). The average age is 46.6 with average tenure of 15.9 years.

Union Pacific works with 13 major rail unions, representing approximately 85% of our workforce. The National Carriers Conference Committee of the National Railway Labor Conference, consisting of the top labor officers in most Class I railroads, is the bargaining committee for the industry. Railroads are governed by the Railway Labor Act (RLA), a federal statute enacted in 1926 to bring the railroads and unions to agreement without disruptions to rail transportation. The RLA includes numerous safeguards to help overcome bargaining stalemates. The next round of negotiations begins on January 1, 2025, related to years 2025-2029.

Our Culture: We incorporate our commitment to safety, diversity and inclusion, high ethical standards, passion for performance, and teamwork into our day-to-day operations as we serve our customers.

Safety is central to everything we do at Union Pacific. Together, we are committed to cultivating a safety-focused culture, so our employees return home safely every day. To achieve this, our employees identify risks, initiate action to mitigate those risks, and have the courage to care to keep each other safe.

Our success is measured by our personal injury rate (the number of reportable injuries for every 200,000 employee-hours worked) and our derailment incident rate (the number of reportable derailment incidents per million train miles). Reportable personal injuries are defined as on duty incidents or occupational illnesses that result in employees losing time away from work, modifying or restricting their normal duties, or receiving any medical treatment above and beyond first aid. Reportable derailment incidents are defined as any occurrence where a wheel of a locomotive or rail car falls off the track and causes damage to track, equipment, or structures above the Federal Railroad Administration (FRA) reporting threshold, regardless of ownership ($11,500 for 2023 and $12,000 for 2024) per million train miles. Personal injuries and derailment incidents that meet reportable criteria are reported to the FRA.

Our 2023 personal injury rate of 1.17 deteriorated 4%, while our derailment incident rate of 2.72 improved 6% versus 2022. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, of this report.)

Diversity, Equity, and Inclusion: Union Pacific’s commitment to diversity and inclusion is based on our desire to create an environment where people can be their best, personally and professionally. We believe that a diverse and supportive culture increases employee engagement, improves morale, and allows qualified employees to succeed and contribute to Union Pacific's success. All of this supports our safety strategy and improves the quality of decision-making, problem-solving, and strategic thinking.

Union Pacific’s commitment, today and for the future, is to further improve and strengthen performance through an inclusive workforce that reflects the diverse markets and communities we serve, where everyone is treated fairly, differences are valued, and talent is recognized and rewarded. To that end, Union Pacific intends to maintain its standards of hiring and promoting based on merit, while aspiring to reach 40% people of color and double our female representation to 11% in our workforce by 2030. As of December 31, 2023, workforce representation of people of color and females was approximately 33.8% and 5.5%, respectively.

The Employee Journey: From recruitment to retirement and milestones in between, we are relentlessly focused on supporting and engaging employees throughout their Union Pacific journey. We view it as imperative to invest in our employees with meaningful benefit offerings, developmental experiences, and career opportunities.

The process begins with recruitment, where we strive to attract the most talented and diverse employees to join our team. Then, we focus on training and development, which includes courses and programs designed to help our employees grow into new roles and/or learn a new skill in their current role so that we can retain our workforce over time.

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

Our Board of Directors evaluates our non-union compensation plans and reviews recommendations from the Compensation and Benefits Committee, while collective bargaining agreements govern compensation for our union employees. The median annual compensation for all employees employed as of December 31, 2023, was $108,244 (excluding the CEO).

Talent is critical - our ability to recruit and retain employees is directly tied to our railroad’s fluidity. Without team members to dispatch, operate trains, and maintain our infrastructure, our network struggles to provide customers efficient, reliable service. We are focused on effectively managing workforce levels to the demands of the business and improving quality of life for our employees. Therefore, we continue to hire to backfill attrition and handle growth as needed.

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

We established a number of our own innovative safety and security-oriented initiatives ranging from various investments in technology to The Officer on Train program, which provides local law enforcement officers with the opportunity to ride with train crews to enhance their understanding of railroad operations and risks. Our staff of information security professionals continually assess cybersecurity risks and implement mitigation programs that evolve with the changing technology threat environment. To date, we have not experienced any material disruption of our operations due to a cyber threat or incident directed at us.

Cooperation with Federal, State, and Local Government Agencies – We work closely on physical and cybersecurity initiatives with government agencies, including the U.S. Department of Transportation (DOT); the Federal Bureau of Investigation (FBI); the Department of Homeland Security (DHS), along with its Cybersecurity and Infrastructure Security Agency (CISA) and the TSA; as well as local police departments, fire departments, and other first responders.

Based on guidance from the TSA, starting from January 1, 2022, we were obligated to report cyber incidents to CISA. Additionally, we appointed cybersecurity coordinators, conducted a self-assessment of our cyber vulnerabilities, and put in place a plan to respond to cyber incidents. We are currently awaiting approval of our security plan before progressing with the establishment of a cybersecurity assessment plan, which will describe how the Company proactively and regularly evaluates the effectiveness of our cybersecurity measures as well as identify and address any weaknesses in our devices, networks, and systems.

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

Sustainable Future – Union Pacific believes it is important that we act as environmental stewards, reducing greenhouse gas (GHG) emissions and supporting the transition to a more sustainable future. While we work to further reduce our environmental footprint, it is important to note that railroads already are one of the most fuel-efficient means of transportation. Freight rail leads other forms of surface transportation when it comes to minimizing GHG emissions, and we expect rail will continue to play a critical role in mitigating and abating the impacts of climate change. According to the AAR, moving freight by rail instead of truck reduces GHG emissions by up to 75%. Therefore, converting freight transportation from truck to rail typically results in an immediate reduction in our customers' scope 3 GHG emissions.

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

References to our website address, in this report, including references in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website. Therefore, such information should not be considered part of this report.

GOVERNMENTAL AND ENVIRONMENTAL REGULATION

Governmental Regulation – Our operations are subject to a variety of federal, state, and local regulations, generally applicable to all businesses. (See also the discussion of certain regulatory proceedings in Legal Proceedings, Item 3.)

The operations of the Railroad are subject to the regulations of the FRA and other federal and state agencies as well as the regulatory jurisdiction of the Surface Transportation Board (STB). The STB has jurisdiction over rates charged on certain regulated rail traffic; common carrier service of regulated traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers. The STB continues its efforts to explore expanding rail regulation and is reviewing proposed rulemaking in various areas, including reciprocal switching and commodity exemptions, and has finalized rules creating new procedures for smaller rate complaints that are being reviewed in appellate courts. The STB also continues to explore changes to the methodology for determining railroad revenue adequacy, the possible uses of revenue adequacy in regulating railroad rates, and ways to regulate service, including by use of emergency service orders. The STB posts quarterly reports on rate reasonableness cases, maintains a database on service complaints, and has the authority to initiate investigations, among other things.

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

Environmental Regulation – We are subject to extensive federal and state environmental statutes and regulations pertaining to public health and the environment. The statutes and regulations are administered and monitored by the Environmental Protection Agency (EPA) and by various state environmental agencies, such as the California Air Resources Board (CARB) and the Texas Commission on Environmental Quality (TCEQ), among others. The primary laws affecting our operations are the Resource Conservation and Recovery Act, regulating the management and disposal of solid and hazardous wastes; the Comprehensive Environmental Response, Compensation, and Liability Act, regulating the cleanup of contaminated properties; the Clean Air Act, regulating air emissions; and the Clean Water Act, regulating wastewater discharges.

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Environmental, Item 7, and Note 17 to the Financial Statements and Supplementary Data, Item 8.

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

Strategic and Operational Risks

We Must Manage Fluctuating Demand for Our Services and Network Capacity – Significant reductions in demand for rail services with respect to one or more commodities or changes in consumer preferences that affect the businesses of our customers can lead to increased costs associated with resizing our operations, including higher unit operating costs and costs for the storage of locomotives, rail cars, and other equipment; workforce adjustments; and other related activities, which could have a material adverse effect on our results of operations, financial condition, and liquidity. If there is significant demand for our services that exceeds the designed capacity of our network or shifts in traffic flow that are contrary to the designed capacity of our network, we may experience network difficulties, including congestion and reduced velocity, that could compromise the level of service we provide to our customers. This level of demand also may compound the impact of weather and weather-related events on our operations and velocity. Although we continue to work to improve our transportation plan, add capacity, improve operations at our yards and other facilities, and improve our ability to address surges in demand for any reason by carrying a resource buffer, we cannot be sure that these measures will fully or adequately address any service shortcomings resulting from demand exceeding our planned capacity. We may experience other operational or service difficulties related to network capacity, dramatic and unplanned fluctuations in our customers’ demand for rail service with respect to one or more commodities or operating regions, or other events that could negatively impact our operational efficiency, which could all have a material adverse effect on our results of operations, financial condition, and liquidity.

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

We Are Subject to Cybersecurity Risks – We rely on information technology in all aspects of our business, including technology systems operated by us (whether created by us or purchased), under control of third-parties, and open-source software. Although we devote significant resources to protect our technology systems and proprietary data, we have experienced and will likely continue to experience varying degrees of cyber incidents in the normal course of business. There can be no assurance that the systems we have designed to identify, prevent, or limit the effects of cyber incidents will be sufficient to prevent or detect such incidents, or to avoid a material adverse impact on our systems after such incidents do occur. Furthermore, due to the rising numbers and increasing sophistication of cyber-attacks, an increasingly complex information technology supply chain, and the nature of zero-day exploits, we may be unable to anticipate or implement adequate measures to prevent a security breach, including by ransomware or as a result of human error or other cyber-attack methods, from materially affecting our systems or the systems of third-parties upon which we rely. A cyber incident that results in significant service interruption; safety failure; other operational difficulties; unauthorized access to (or the loss of access to) competitively sensitive, confidential, or other critical data or systems; loss of customers; financial losses; regulatory fines; reputational harm; or misuse or corruption of critical data and proprietary information, could have a material adverse impact on our results of operations, financial condition, and liquidity. We may experience security breaches that could remain undetected for an extended period and, therefore, have a greater impact on us. Additionally, we may be exposed to increased cybersecurity risk because we are a component of the critical U.S. infrastructure.

Severe Weather Could Result in Significant Business Interruptions and Expenditures – As a railroad with a vast network, we are exposed to severe weather conditions and other natural phenomena, including earthquakes, hurricanes, fires, floods, mudslides or landslides, extreme temperatures, avalanches, and significant precipitation, and climate change may cause or contribute to the severity or frequency of such weather conditions. Line outages and other interruptions caused by these conditions has in the past and can in the future adversely affect parts or all of our entire rail network, potentially negatively affecting revenues, costs, and liabilities, despite efforts we undertake to plan for these events. Our revenues can also be adversely affected by severe weather that causes damage and disruptions to our customers. These impacts caused by severe weather could have a material adverse effect on our results of operations, financial condition, and liquidity.

A Significant Portion of Our Revenues Involves Transportation of Commodities to and from International Markets – Although revenues from our operations are attributable to transportation services provided in the U.S., a significant portion of our revenues involves the transportation of commodities to and from international markets, including Mexico, Canada, and Southeast Asia, by various carriers and, at times, various modes of transportation. Significant and sustained interruptions of trade with Mexico, Canada, or countries in Southeast Asia, including China, could adversely affect customers and other entities that, directly or indirectly, purchase or rely on rail transportation services in the U.S. as part of their operations, and any such interruptions, including international armed conflicts such as the Russia-Ukraine and Israel-Hamas wars, could have a material adverse effect on our results of operations, financial condition, and liquidity. Any one or more of the following could cause a significant and sustained interruption of trade with Mexico, Canada, or countries in Southeast Asia: (a) a deterioration of security for international trade and businesses; (b) the adverse impact of new laws, rules, and regulations or the interpretation of laws, rules, and regulations by government entities, courts, or regulatory bodies, including the United States-Mexico-Canada Agreement (USMCA) or other international trade agreements; (c) actions of taxing authorities that affect our customers doing business in foreign countries; (d) any significant adverse economic developments, such as extended periods of high inflation, material disruptions in the banking sector or in the capital markets of these foreign countries, and significant changes in the valuation of the currencies of these foreign countries that could materially affect the cost or value of imports or exports; (e) shifts in patterns of international trade that adversely affect import and export markets; (f) a material reduction in foreign direct investment in these countries; and (g) public health crises, including the outbreak of pandemic or contagious disease, such as the coronavirus and its variant strains (COVID).

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

We May Be Subject to Various Claims and Lawsuits That Could Result in Significant Expenditures – As a railroad with operations in densely populated urban areas and a vast rail network, we are exposed to the potential for various claims and litigation related to labor and employment, personal injury, property damage, environmental liability, and other matters. Any material changes to litigation trends or a catastrophic rail accident or series of accidents involving any or all of property damage, personal injury, and environmental liability that exceed our insurance coverage for such risks could have a material adverse effect on our results of operations, financial condition, and liquidity. In addition, some of these matters could impact the cost of obtaining, or availability in general, of insurance coverage meant to cover these types of risks.

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

We May Be Affected by Climate Change and Market or Regulatory Responses to Climate Change – Climate change, including the impact of global warming and transition risks involving policy, legal risks, and market risks, could have a material adverse effect on our results of operations, financial condition, and liquidity over both a long-term and near-term basis. Restrictions, caps, taxes, or other controls on emissions of GHGs, including diesel exhaust, could significantly increase our operating costs. Restrictions on emissions could also affect our customers that (a) use commodities that we carry to produce energy, (b) use significant amounts of energy in producing or delivering the commodities we carry, or (c) manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy, emissions reductions, and GHG emissions could materially affect the markets for the commodities we carry and demand for our services, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity. Government incentives encouraging the use of alternative sources of energy also could affect certain of our customers and the markets for certain of the commodities we carry in an unpredictable manner that could alter our traffic patterns, including, for example, increasing royalties charged to producers of PRB coal by the U.S. Department of Interior and the impacts of ethanol incentives on farming and ethanol producers. We could face increased costs related to defending and resolving legal claims and other litigation or complying with laws or regulations related to climate change and the alleged impact of our operations on climate change. Violent weather caused by climate change, including hurricanes, fires, floods, extreme temperatures, avalanches, and significant precipitation has in the past and could in the future cause line outages and other interruptions to our infrastructure. Any of these factors, individually or in operation with one or more of the other factors, or other unpredictable impacts of climate change could reduce the amount of traffic we handle and have a material adverse effect on our results of operations, financial condition, and liquidity. Our efforts to achieve emission reduction targets could significantly increase our operational costs and capital expenditures. In addition, stakeholder expectations regarding some of these matters may be evolving and there may be differing views among stakeholders, which could harm our reputation or increase our costs.

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

Financial Risks

We Are Affected By Fluctuating Fuel Prices – Fuel costs constitute a significant portion of our transportation expenses. Diesel fuel prices can be subject to dramatic fluctuations, and significant price increases could have a material adverse effect on our operating results. Although we currently are able to recover a significant amount of our fuel expenses from our customers through revenues from fuel surcharges, we cannot be certain that we will always be able to mitigate rising or elevated fuel costs through our fuel surcharges. Additionally, future market conditions or legislative or regulatory activities could adversely affect our ability to apply fuel surcharges or adequately recover increased fuel costs through fuel surcharges. As fuel prices fluctuate, our fuel surcharge programs trail such fluctuations in fuel prices by approximately two months, and may be a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing prices. International, political, and economic factors, events and conditions, including international armed conflicts such as the Russia-Ukraine and Israel-Hamas wars, affect the volatility of fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. A severe shortage of, or disruption to, domestic fuel supplies could have a material adverse effect on our results of operations, financial condition, and liquidity. Alternatively, lower fuel prices could have a positive impact on the economy by increasing consumer discretionary spending that potentially could increase demand for various consumer products we transport. However, lower fuel prices could have a negative impact on other commodities we transport, such as coal and domestic drilling-related shipments, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Rely on Capital Markets – Due to the significant capital expenditures required to operate and maintain a safe and efficient railroad, we rely on the capital markets to provide some of our capital requirements. We utilize long-term debt instruments, bank financing, and commercial paper, and we pledge certain amount of our receivables as collateral for credit. Significant instability or disruptions of the capital markets, including, among other things, elevated interest rates in the credit markets and/or changes in interest rates, or deterioration of our financial condition due to internal or external factors could restrict or prohibit our access to, and significantly increase the cost of, commercial paper and other financing sources, including bank credit facilities and the issuance of long-term debt, including corporate bonds. A significant deterioration of our financial condition could result in a reduction of our credit rating to below investment grade, which could restrict us from utilizing our current receivables securitization facility (Receivables Facility). This may also limit our access to external sources of capital and significantly increase the costs of short and long-term debt financing.

General Risk Factors

We Are Affected by General Economic Conditions – Prolonged, severe adverse domestic and global macroeconomic conditions or disruptions of financial and credit markets, including, for example, the recessionary fears, inflationary pressures, and elevated interest rates we are seeing in the current economic environment, may affect the producers and consumers of the commodities we carry and may have a material adverse effect on our access to liquidity, results of operations, and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company is subject to cybersecurity threats that could have a material adverse impact on our results of operations, financial condition, and liquidity. See also our discussion in the Risk Factors in Item 1A of this report. As a component of our Company-wide enterprise risk management framework, we implemented a cybersecurity program whose objective is to assess, identify, and manage risks from cybersecurity threats that may result in adverse effects on the confidentiality, integrity, and availability of the electronic information systems that we own. We regularly perform internal security assessments, engage third-party consultants to conduct external security assessments, and participate in, conduct, and/or administer exercises, drills, and recovery tests as part of this program. We also maintain training programs and policies and procedures designed to safeguard employee handling and use of data, internet usage, controlled access measures, and physical protections. We consult with industry groups, monitor threat intelligence reports, and communicate with various government agencies in an effort to stay up-to-date on changes in the cybersecurity threat landscape. This program, in addition to addressing our own information systems, is also designed to oversee, identify, and reduce the potential impact of a security incident at a third-party service provider or that otherwise impacts third-party technology and systems we use.

Internal Cybersecurity Team

The Company’s internal information security organization (Internal Cybersecurity Team), led by our Executive Vice President and Chief Information Officer (CIO) as well as the Assistant Vice President and Chief Information Security Officer (CISO), is responsible for coordinating all aspects of the Company’s electronic information security systems, including prevention, detection, mitigation, and remediation of cybersecurity incidents, as well as implementing, monitoring, and maintaining our enterprise-wide security strategy, standards, architecture, policies, and processes. Our CIO reports directly to our Chief Executive Officer, our CISO reports to our CIO, and reporting to our CISO are our Deputy Chief Information Security Officer (Deputy CISO) and other experienced information security personnel responsible for various parts of our business. In addition to our internal cybersecurity capabilities, we also periodically engage assessors, consultants, auditors, and other third parties to assist with assessing, identifying, and managing cybersecurity risks. When the Company learns of a cybersecurity incident at a third-party service provider, the Company’s respective department contacts maintain communication with the third-party service provider and communicate any cybersecurity incidents to the CISO.

Security Policy and Requirements

As part of the Company’s Crisis Management Plan, the Company's cybersecurity Incident Response Plan (the IRP) provides a framework for responding to cybersecurity incidents. The IRP sets out a coordinated approach to discovering, investigating, containing, tracking, mitigating, and remediating cybersecurity incidents, including a framework for elevating and reporting findings and keeping senior management and other key stakeholders informed and involved, based on assessments regarding the scope or significance of incidents. The IRP applies to the Company’s extended computing environment, including electronic information resources that are owned or used by the Company and are routinely relied on to support our operations.

The Internal Cybersecurity Team has robust processes and redundancies in place designed with the objective of deterring, detecting, mitigating, and responding to potential cybersecurity threats, which includes a vulnerability assessment, prioritization, and remediation program. The Internal Cybersecurity Team also performs regular system penetration testing to validate our security controls and assess our infrastructure and applications. All management employees take mandatory periodic security awareness training on the Company’s data security policies and procedures, which is supplemented by Company-wide testing initiatives, including periodic phishing tests. Additionally, in 2023, our Board of Directors and certain management employees participated in a tabletop exercise to simulate a response to a cybersecurity incident, and our Internal Cybersecurity Team incorporated the findings from this exercise into our processes.

Our information security program is designed to align our defenses and resources to identify, assess, and address more likely and more damaging cyber events, to provide support for our organizational mission and operational objectives, and to position us to deter, detect, mitigate, and respond to a wide variety of potential attacks in a timely fashion. Our information security program employs quantitative and qualitative approaches to evaluate the effectiveness of controls and assess the resiliency of critical computing resources. This data is combined with knowledge of common attack techniques to assess the likelihood of components being compromised and assess potential financial implications under different scenarios. The results are used to help identify potentially material risks and provide insights which are taken into account when prioritizing our security initiatives.

Material Cybersecurity Risks, Threats, and Incidents

Due to the evolving nature of cybersecurity threats, it has and will continue to be difficult to prevent, detect, mitigate, and remediate cybersecurity incidents. While we are not aware of having experienced any material effects or reasonably likely material effects on our Company, its business strategy, results of operations, or financial condition resulting from cybersecurity threats or incidents to date, as a critical infrastructure provider, we may be a target of well-funded and sophisticated adverse actors. There can be no guarantee that we will not be the subject of future risks or incidents that have such an effect, or that we are not currently the subject of an undetected risk or incident that may have such an effect.

We also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary, and other types of information. Despite ongoing efforts to continue improvement of our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all of the information systems we use. Incidents may lead to reputational harm, revenue and client loss, legal actions, or statutory penalties, among other consequences. For a more detailed discussion of these risks, see our discussion in the Risk Factors in Item 1A of this report.

Governance

The Board of Directors has delegated primary oversight of the Company’s cybersecurity risk to the Audit Committee, which receives updates on cybersecurity risks and incidents at each regularly scheduled Audit Committee meeting from the CIO, CISO, and other members of management, as needed. When making decisions regarding director appointments and committee assignments, the Board of Directors takes into consideration the cybersecurity experience of directors and director candidates and strives to maintain cybersecurity expertise on the Board of Directors and Audit Committee. We have protocols by which certain cybersecurity incidents are reported to the Audit Committee and Board of Directors.

At the management level, our CIO, CISO, and Deputy CISO, each of whom has extensive cybersecurity knowledge and skills gained from over 27 years, 28 years, and 19 years of relevant work experience, respectively, head the Internal Cybersecurity Team that is responsible for implementing and maintaining cybersecurity and data protection practices across our business, with our CIO reporting directly to our Chief Executive Officer. In 2023, our CIO was appointed to serve as a member of the U.S. Cybersecurity Advisory Committee (CSAC) of the Cybersecurity and Infrastructure Security Agency (CISA), which provides recommendations to CISA on a range of cybersecurity issues, including corporate cyber responsibility, technology product safety, and efforts to raise the baseline of cybersecurity practices for a variety of entities to enhance the United States’ cyber defense. Our CISO and Deputy CISO receive reports on cybersecurity threats from a number of experienced information security professionals for various parts of our business on an ongoing basis and, in conjunction with other management personnel, regularly consult on risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks.

In addition, our Risk and Compliance Committee (RCC) is responsible for oversight and support of the Company’s Enterprise Risk Management and Compliance and Ethics programs and is comprised of the Executive Leadership Team and the Senior Vice President and Chief Accounting, Risk, and Compliance Officer (Compliance Officer). The RCC also created a subcommittee, the Enterprise Risk Management Committee (ERMC), who is charged with continually monitoring, evaluating, and managing enterprise risks. The ERMC includes the Compliance Officer, General Auditor, Vice President Law - Finance and Compliance, Vice President and Chief Safety Officer, CISO, and Assistant Vice President - Corporate Strategy. The RCC and ERMC both meet throughout the year and receive periodic updates on cybersecurity from the CISO and Deputy CISO.

Item 2. Properties

We employ a variety of assets in the management and operation of our rail business. Our rail network covers 23 states in the western two-thirds of the U.S.

TRACK

Our rail network includes 32,693 route miles. We own 26,110 miles and operate on the remainder pursuant to trackage rights or leases. The following table describes track miles:

As of December 31,	2023	2022
Route	32,693	32,534
Other main line	7,117	7,113
Passing lines and turnouts	3,466	3,454
Switching and classification yard lines	8,852	8,853
Total miles	52,128	51,954

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

Major Classification Yards	Major Intermodal Terminals
North Platte, Nebraska	Joliet (Global 4), Illinois
Englewood (Houston), Texas	Global II (Chicago), Illinois
North Little Rock, Arkansas	East Los Angeles, California
Livonia, Louisiana	ICTF (Long Beach), California
Fort Worth, Texas	Mesquite, Texas
Roseville, California	Lathrop, California
Houston, Texas	City of Industry, California
West Colton, California	Salt Lake City, Utah

RAIL EQUIPMENT

Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices, and facilities; and vehicles for maintenance, transportation of crews, and other activities. As of December 31, 2023, we owned or leased the following units of equipment:

				Average
Locomotives	Owned	Leased	Total	Age (yrs.)
Multiple purpose	5,971	1,037	7,008	24.3
Switching	132	-	132	43.5
Other	14	-	14	51.2
Total locomotives	6,117	1,037	7,154	N/A

				Average
Freight cars	Owned	Leased	Total	Age (yrs.)
Covered hoppers	13,761	9,474	23,235	21.3
Open hoppers	4,846	775	5,621	36.4
Gondolas	6,396	4,492	10,888	23.1
Boxcars	3,389	7,572	10,961	32.7
Refrigerated cars	2,444	1,199	3,643	21.8
Flat cars	2,216	2,254	4,470	32.6
Other	-	371	371	35.2
Total freight cars	33,052	26,137	59,189	N/A

				Average
Highway revenue equipment	Owned	Leased	Total	Age (yrs.)
Containers	47,439	545	47,984	12.2
Chassis	30,635	17,705	48,340	13.2
Total highway revenue equipment	78,074	18,250	96,324	N/A

We continuously assess our need for equipment to run an efficient and reliable network. Many factors cause us to adjust the size of our active fleets, including changes in carload volume, weather events, seasonality, customer preferences, and operational efficiency initiatives. As some of these factors are difficult to assess or can change rapidly, we maintain a buffer to remain agile. Without the surge fleet, our ability to react quickly is hindered as equipment suppliers are limited and lead times to acquire equipment are long and may be in excess of a year. We believe our locomotive and freight car fleets are appropriately sized to meet our current and future business requirements. These fleets serve as the most reliable and efficient equipment to facilitate growth without additional acquisitions. Locomotive and freight car in service utilization percentages for the year ended December 31, 2023, were 69% and 74%, respectively.

CAPITAL EXPENDITURES

Our rail network requires significant annual capital investments for replacement, improvement, and expansion. These investments enhance safety, support the transportation needs of our customers, improve our operational efficiency, and support emission reduction initiatives. Additionally, we add new equipment to our fleet to replace older equipment and to support growth and customer demand.

2023 Capital Program – During 2023, our capital program totaled approximately $3.7 billion. (See the cash capital investments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, Item 7, of this report.)

2024 Capital Plan – In 2024, we expect our capital plan to be approximately $3.4 billion, down 8% from 2023. (See further discussion of our 2024 capital plan in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, Item 7, of this report.)

OTHER

Equipment Encumbrances – See Note 14 and 16 to the Financial Statements and Supplementary Data, Item 8.

Environmental Matters – Certain of our properties are subject to federal, state, and local laws and regulations governing the protection of the environment. (See discussion within this report of environmental issues in Business - Governmental and Environmental Regulation, Item 1; Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Environmental, Item 7; and Note 17 to the Financial Statements and Supplementary Data, Item 8.)

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in this report in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Environmental, Item 7, and Note 17 to the Financial Statements and Supplementary Data, Item 8.

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

On August 16, 2019, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) affirmed the decision of U.S. District Court for the District of Columbia (U.S. District Court) denying class certification (the Certification Denial). Only five plaintiffs remain in this multidistrict litigation (MDL) originally filed in 2007, which remains pending. They are proceeding on a consolidated basis in the U.S. District Court before the Honorable Paul L. Friedman (MDL I). Since the Certification Denial, approximately 106 lawsuits are pending in federal court based on claims identical to those alleged in the class certification case. The Judicial Panel on Multidistrict Litigation consolidated these suits for pretrial proceedings in the U.S. District Court before the Honorable Beryl A. Howell (MDL II).

As we reported in our Current Report on Form 8-K, filed on June 10, 2011, the Railroad received a complaint filed in the U.S. District Court for the District of Columbia on June 7, 2011, by Oxbow Carbon & Minerals LLC and related entities (Oxbow). In 2019, Oxbow dismissed certain claims and the claims that remain are the same as the Plaintiffs’ claims in MDL I.

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

Information About Our Executive Officers and Principal Executive Officers of Our Subsidiaries

The Board of Directors typically elects and designates our executive officers on an annual basis at the board meeting held in conjunction with the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor is there any arrangement or understanding between any officer and any other person pursuant to officer selection. The following table sets forth certain information current as of February 9, 2024, relating to the executive officers.

			Business
			Experience During
Name	Position	Age	Past Five Years
V. James Vena	Chief Executive Officer of UPC and the Railroad	65	[1]
Elizabeth F. Whited	President of UPC and the Railroad	58	[2]
Jennifer L. Hamann	Executive Vice President and Chief Financial Officer of UPC and the Railroad	56	[3]
Eric J. Gehringer	Executive Vice President - Operations of the Railroad	44	[4]
Rahul Jalali	Executive Vice President and Chief Information Officer of UPC and the Railroad	50	[5]
Craig V. Richardson	Executive Vice President, Chief Legal Officer, and Corporate Secretary of UPC and the Railroad	62	[6]
Kenny G. Rocker	Executive Vice President - Marketing and Sales of the Railroad	52	Current Position
Todd M. Rynaski	Senior Vice President and Chief Accounting, Risk, and Compliance Officer of UPC and the Railroad	53	[7]

[1]	Mr. Vena was elected Chief Executive Officer of UPC and the Railroad effective August 14, 2023. He previously served as a Senior Advisor to the Chairman of UPC (January 2021 - June 2021) and Chief Operating Officer (January 2019 - December 2020).
[2]	Ms. Whited was elected President of UPC and the Railroad effective August 14, 2023. Ms. Whited most recently served as Executive Vice President - Sustainability and Strategy of UPC and the Railroad (February 2022 - August 2023). She previously served as Executive Vice President and Chief Human Resources Officer (August 2018 - February 2022).
[3]

Ms. Hamann was elected Executive Vice President and Chief Financial Officer of UPC and the Railroad effective January 1, 2020. She previously served as Senior Vice President - Finance (April 2019 - December 2019) and Vice President - Planning & Analysis (October 2017 - March 2019).

[4]	Mr. Gehringer was elected Executive Vice President - Operations of the Railroad effective January 1, 2021. Mr. Gehringer previously served as Senior Vice President - Transportation (July 2020 - December 2020), Vice President - Mechanical and Engineering (January 2020 - July 2020), and Vice President - Engineering (March 2018 - January 2020).
[5]	Mr. Jalali was elected Executive Vice President and Chief Information Officer of UPC and the Railroad effective June 1, 2023. Mr. Jalali most recently served as Senior Vice President and Chief Information Officer (November 2020 - May 2023).
[6]

Mr. Richardson was elected Executive Vice President, Chief Legal Officer, and Corporate Secretary of UPC and the Railroad effective December 8, 2020. He most recently served as Interim Executive Vice President, Chief Legal Officer, and Corporate Secretary of UPC and the Railroad (September 2020 - November 2020) and Vice President - Commercial and Regulatory Law (July 2018 - August 2020).

[7]	Mr. Rynaski was elected Senior Vice President and Chief Accounting, Risk, and Compliance Officer of UPC and the Railroad effective July 1, 2022. Mr. Rynaski previously served as Vice President and Controller (September 2015 - June 2022).

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our common stock is traded on the NYSE under the symbol “UNP”.

At February 2, 2024, there were 609,777,914 shares of common stock outstanding and 27,949 common shareholders of record. On that date, the closing price of the common stock on the NYSE was $248.33. We paid dividends to our common shareholders during each of the past 124 years.

Comparison Over One- and Three-Year Periods – The following table presents the cumulative total shareholder returns, assuming reinvestment of dividends, over one- and three-year periods for the Corporation (UNP), a peer group index (comprised of CSX Corporation and Norfolk Southern Corporation), the Dow Jones Transportation Index (DJ Trans), and the Standard & Poor’s 500 Stock Index (S&P 500).

Period	UNP	Peer Group	DJ Trans	S&P 500
1 Year (2023)	21.5%	6.9%	20.4%	26.3%
3 Year (2021 - 2023)	26.0%	12.9%	32.1%	33.0%

Five-Year Performance Comparison – The following graph provides an indicator of cumulative total shareholder returns for the Corporation as compared to the peer group index (described above), the DJ Trans, and the S&P 500. The graph assumes that $100 was invested in the common stock of Union Pacific Corporation and each index on December 31, 2018, and that all dividends were reinvested. The information below is historical in nature and is not necessarily indicative of future performance.

Purchases of Equity Securities – During 2023, we repurchased 3,657,484 shares of our common stock at an average price of $202.67. The following table presents common stock repurchases during each month for the fourth quarter of 2023:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares Remaining Under the Plan or Program [b]
Oct. 1 through Oct. 31	166	$222.76	-	80,392,027
Nov. 1 through Nov. 30	3,069	219.57	-	80,392,027
Dec. 1 through Dec. 31	3,573	235.05	-	80,392,027
Total	6,808	$227.77	-	N/A

[a]

Total number of shares purchased during the quarter includes approximately 6,808 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the Consolidated Financial Statements and applicable notes to the Financial Statements and Supplementary Data, Item 8, and other information in this report, including Risk Factors set forth in Item 1A and Critical Accounting Estimates and Cautionary Information at the end of this Item 7. The following section generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenues by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network.

EXECUTIVE SUMMARY

2023 Results

●

Safety – We initiated changes to our safety program that focused on training, culture, and refreshing how teams communicate and look out for each other. An analysis of historical injury data identified a large portion of our reportable injuries involve a failure to comply with a small number of critical operating rules. These critical rules are the foundation of our new program that is being implemented. While our reportable personal injury incidents rate per 200,000 employee-hours deteriorated 4% from 2022, we improved in the latter part of the year.

We continued to refine our proprietary software called Precision Train Builder to evaluate train and route characteristics to enable proactive intervention by our Operating Practices Command Center to prevent derailments. In addition, the software allows the team to simulate in-train forces to avoid train handling that would generate forces greater than tolerance limits. These efforts helped to drive our reportable derailment incident rate per million train miles down 6% year-over-year.

Further supporting our efforts, in March, the AAR announced a set of key safety actions. These include the installation of additional hot wheel bearing wayside detectors and enhanced standards for how we proactively use and share critical data. In addition, the industry is expanding efforts in first responder training and deploying technology to provide real-time railcar condition monitoring.

●	Service – Car trip plan compliance for both intermodal and manifest/automotive products improved compared to 2022. Throughout the year we improved network fluidity as reflected in faster freight car velocity and lower terminal dwell. We graduated over 1,900 train, engine, and yard employees to backfill attrition, cover absences resulting from recently negotiated sick leave benefits, and added employees in areas of critical need to address operational challenges and support our service product.

●	Operational Excellence – The year began with weather disruptions across the network that impacted our operations. We deployed additional locomotives and aggressively hired train, engine, and yard employees to alleviate these operational challenges. Despite the challenges, we continued to focus on using our resources effectively and productively, which resulted in sequential improvement in many of our operating metrics.

●

Financial Results – Soft consumer markets, inflationary pressures, new labor agreements, fluctuating fuel prices, operational issues, and first quarter weather disruptions negatively impacted our financial results. Operating income of $9.1 billion declined 8% from 2022, and operating ratio was 62.3%, deteriorating 2.2 points from 2022. Net income of $6.4 billion translated into earnings of $10.45 per diluted share, down 7% from 2022.

Despite the challenging year, we generated $8.4 billion of cash provided by operating activities, yielded free cash flow of $1.5 billion after reductions of $3.7 billion for cash used in investing activities and $3.2 billion in dividends. Both cash provided by operating activities and free cash flow were lowered by $454 million of payments related to the 2022 one-time charge for agreements reached with our labor unions and the ratification charge for a crew staffing agreement reached in the second quarter of 2023.

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

Millions	2023	2022	2021
Cash provided by operating activities	$8,379	$9,362	$9,032
Cash used in investing activities	(3,667)	(3,471)	(2,709)
Dividends paid	(3,173)	(3,159)	(2,800)
Free cash flow	$1,539	$2,732	$3,523

2024 Outlook

●

Safety – Our goal is to be an industry leader in safety. We plan to improve the safety culture through our Courage to Care program. Courage to Care is reflected in actions such as giving and receiving feedback on unsafe behavior, finding and eliminating risk, and improving the safety of the work environment, so that everyone returns home safely. An enhanced safety management program focused on the critical rules that most impact safety will be rolled out to all employees in 2024. In addition, train, engine, and yard employees will be expected to attend a full day safety training class to reinforce these critical rules. We will continue using a comprehensive safety management approach utilizing technology, hazard identification and risk assessments, employee engagement, training, quality control, and targeted capital investments. In addition, our Operating Practices Command Center will help position us to implement predictive technology to reduce variability by seeking to identify causes of mainline service interruptions and develop solutions in addition to assisting employees with understanding best practices for handling trains. We plan to utilize data to identify and mitigate exposure to risk, detect rail defects, improve or close crossings, and educate the public and law enforcement agencies about crossing safety through a combination of our own programs (including risk assessment strategies), industry programs, and local community activities across the network. Operating a safe railroad benefits all our stakeholders: employees, customers, shareholders, and the communities we serve, while protecting the environment for future generations.

●	Service – We are committed to delivering the service we sold to our customers. As we meet with customers to agree on their specific needs and outcomes, we will measure ourselves against the best service we provided them over the past three years and use that as a guide for meeting their expectations. We will engage with customers to understand how we win together.

●	Operational Excellence – To provide our customers with the service we sold, we must run a fluid network. Network fluidity enables us to effectively utilize all our resources and provides the capacity to respond in an ever-changing environment. We will continue to transform our railroad to further improve our service product, improve resource utilization, and lower our overall cost structure.

●	Business Volumes – Macroeconomic uncertainties remain in 2024 that could have a material impact on our 2024 financial and operating results. Current forecasts for 2024 industrial production are flat versus 2023. In addition, other factors, such as changes in domestic and foreign monetary policy (including rising interest rates), may affect economic activity and demand for rail transportation; natural gas prices, weather conditions, and demand for other energy sources may impact the coal market; crude oil prices and spreads may drive demand for petroleum products and drilling materials; available truck capacity could impact our intermodal business; and international trade agreements could promote or hinder trade. Lower coal demand and some lost international intermodal business are expected to negatively impact volume. Fuel prices may continue to fluctuate in the current economic environment. As prices fluctuate, there will be a timing impact on earnings, as our fuel surcharge programs trail increases or decreases in fuel prices by approximately two months. Regardless of external factors, we will focus on operating a safe railroad and delivering the service we sold to our customers as well as effective asset utilization, cost control, and seeking new business opportunities.

RESULTS OF OPERATIONS

Operating Revenues

				% Change	% Change
Millions	2023	2022	2021	2023 v 2022	2022 v 2021
Freight revenues	$22,571	$23,159	$20,244	(3)%	14%
Other subsidiary revenues	872	884	741	(1)	19
Accessorial revenues	584	779	752	(25)	4
Other	92	53	67	74	(21)
Total	$24,119	$24,875	$21,804	(3)%	14%

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

Freight revenues decreased 3% year-over-year to $22.6 billion driven by lower fuel surcharge revenues, negative mix of traffic (decreased lumber shipments and increased short haul rock shipments), and a 1% decrease in volume, partially offset by core pricing gains. Volume decreases were primarily driven by weaker demand for intermodal and coal shipments. These declines were partially offset by a domestic intermodal contract win, increased production and inventory replenishment in the automotive industry, growth in petroleum and LPG shipments, and strength in rock shipments.

Our fuel surcharge programs generated freight revenues of $3.0 billion and $3.7 billion in 2023 and 2022, respectively. Fuel surcharge revenues in 2023 decreased $0.7 billion due to a 15% decrease in fuel prices and lower volume, partially offset by the impact of fluctuating fuel prices (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries).

In 2023, other subsidiary revenues decreased compared to 2022 primarily driven by weaker demand for intermodal shipments at our Loup subsidiary. Accessorial revenues decreased in 2023 compared to 2022 driven by decreased intermodal accessorial and container revenues due to lower volume and improvements in the global supply chain as reflected in better equipment cycle times. Other revenues increased year-over-year.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues				% Change	% Change
Millions	2023	2022	2021	2023 v 2022	2022 v 2021
Grain & grain products	$3,644	$3,598	$3,181	1%	13%
Fertilizer	757	712	697	6	2
Food & refrigerated	1,041	1,093	998	(5)	10
Coal & renewables	1,916	2,134	1,780	(10)	20
Bulk	7,358	7,537	6,656	(2)	13
Industrial chemicals & plastics	2,176	2,158	1,943	1	11
Metals & minerals	2,194	2,196	1,811	-	21
Forest products	1,347	1,465	1,357	(8)	8
Energy & specialized markets	2,521	2,386	2,212	6	8
Industrial	8,238	8,205	7,323	-	12
Automotive	2,421	2,257	1,761	7	28
Intermodal	4,554	5,160	4,504	(12)	15
Premium	6,975	7,417	6,265	(6)	18
Total	$22,571	$23,159	$20,244	(3)%	14%

Revenue Carloads				% Change	% Change
Thousands	2023	2022	2021	2023 v 2022	2022 v 2021
Grain & grain products	798	798	805	-%	(1)%
Fertilizer	191	190	201	1	(5)
Food & refrigerated	175	187	189	(6)	(1)
Coal & renewables	867	885	819	(2)	8
Bulk	2,031	2,060	2,014	(1)	2
Industrial chemicals & plastics	645	637	606	1	5
Metals & minerals	793	785	697	1	13
Forest products	213	241	250	(12)	(4)
Energy & specialized markets	582	552	559	5	(1)
Industrial	2,233	2,215	2,112	1	5
Automotive	820	778	701	5	11
Intermodal [a]	3,028	3,116	3,211	(3)	(3)
Premium	3,848	3,894	3,912	(1)	-
Total	8,112	8,169	8,038	(1)%	2%

				% Change	% Change
Average Revenue per Car	2023	2022	2021	2023 v 2022	2022 v 2021
Grain & grain products	$4,567	$4,509	$3,953	1%	14%
Fertilizer	3,962	3,749	3,470	6	8
Food & refrigerated	5,929	5,844	5,279	1	11
Coal & renewables	2,211	2,410	2,173	(8)	11
Bulk	3,623	3,658	3,305	(1)	11
Industrial chemicals & plastics	3,374	3,388	3,207	-	6
Metals & minerals	2,765	2,797	2,598	(1)	8
Forest products	6,310	6,092	5,424	4	12
Energy & specialized markets	4,335	4,320	3,956	-	9
Industrial	3,689	3,704	3,467	-	7
Automotive	2,955	2,902	2,511	2	16
Intermodal [a]	1,504	1,656	1,403	(9)	18
Premium	1,813	1,905	1,601	(5)	19
Average	$2,782	$2,835	$2,519	(2)%	13%

[a]	For intermodal shipments, each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. Freight revenues from bulk shipments decreased in 2023 compared to 2022 due to lower fuel surcharge revenues, lower volume, and negative mix from fewer food and refrigerated shipments, partially offset by core pricing gains. Volume declined 1% compared to 2022 driven by reduced use of coal in electricity generation because of low natural gas prices and mild winter weather in the second half of the year. Volume for coal and renewables and food and refrigerated shipments were negatively impacted by outages and service challenges due to repeated snow events in Wyoming and flooding in California in the first quarter of 2023.

2023 Bulk Carloads

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments increased slightly in 2023 versus 2022 due to core pricing gains and volume increases, offset by negative mix of traffic, driven by increased short haul rock shipments and decreased lumber shipments, and lower fuel surcharge revenues. Volume increased 1% compared to 2022. The growth was driven by petroleum and LPG shipments and metals and minerals due to strong demand for rock. Partially offsetting that growth were decreases in forest products due to the softening housing market and fewer shipments of brown paper as demand for non-durable goods declined.

2023 Industrial Carloads
Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Freight revenues from premium shipments decreased driven by lower fuel surcharges and volume declines, partially offset by core pricing gains. Intermodal shipments declined 3% compared to 2022 as high inventories and inflationary pressures impacted consumer demand, partially offset by a domestic contract win. Despite the negative effects of the United Auto Workers strike, automotive shipments increased 5% compared to 2022 driven by increased production as dealers replenished inventories.	2023 Premium Carloads

Mexico Business – Each of our commodity groups includes revenues from shipments to and from Mexico. Revenues from Mexico shipments were $2.8 billion in 2023, up 2% compared to 2022, driven by a 4% volume increase, partially offset by a 2% decrease in average revenue per car due to lower fuel surcharge revenues. The volume increase was driven by higher intermodal and automotive shipments, partially offset by fewer beer shipments. The closure of the Eagle Pass and El Paso border crossings in the fourth quarter had a slightly negative impact on the overall results.

Operating Expenses

				% Change	% Change
Millions	2023	2022	2021	2023 v 2022	2022 v 2021
Compensation and benefits	$4,818	$4,645	$4,158	4%	12%
Fuel	2,891	3,439	2,049	(16)	68
Purchased services and materials	2,616	2,442	2,016	7	21
Depreciation	2,318	2,246	2,208	3	2
Equipment and other rents	947	898	859	5	5
Other	1,447	1,288	1,176	12	10
Total	$15,037	$14,958	$12,466	1%	20%

Operating expenses increased $79 million, or 1%, in 2023 compared to 2022 driven by inflation; operational challenges in the first half of the year, including additional costs related to weather; increased workforce levels, including the impact of increased sick leave benefits provided to our craft professionals; higher casualty costs; and the ratification charge for a crew staffing agreement reached in the second quarter of 2023, partially offset by lower fuel prices, a one-time charge in 2022 for agreements reached with our labor unions, and volume related costs.	2023 Operating Expenses

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. In 2023, expenses increased 4% compared to 2022. The employee level increase of 3% includes a 4% increase in train, engine, and yard employees to backfill attrition, cover absences resulting from recent negotiated sick leave benefits, and add employees in areas of critical need to address operational challenges and support our service product. The wage growth, costs for training, and the ratification charge for a crew staffing agreement reached in the second quarter of 2023, partially offset by the 2022 one-time charge for agreements reached with our labor unions, lower incentive compensation, and lower volume drove the increase in compensation and benefits for 2023 compared to 2022.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense decreased compared to 2022 due to a decrease in locomotive diesel fuel prices, which averaged $3.09 per gallon (including taxes and transportation costs) in 2023 compared to $3.65 per gallon in 2022, resulting in a $0.5 billion decrease in expense (excluding any impact from decreased volume year-over-year), and a 1% decrease in gross ton-miles, partially offset by a 1% deterioration to the fuel consumption rate in 2023 (computed as gallons of fuel consumed divided by gross ton-miles).

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials increased 7% in 2023 compared to 2022 driven by higher locomotive maintenance expenses due to inflation, increased locomotive overhauls, and a larger active fleet in the first half of 2023 to assist in recovering the network, partially offset by decreased volume-related drayage costs incurred at one of our subsidiaries.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was up 3% in 2023 compared to 2022 due to a higher depreciable asset base.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expenses, offset by equity income from certain equity method investments. Equipment and other rents expense increased 5% compared to 2022 due to lower equity income and inflation, partially offset by greater network fluidity and lower volume.

Other – Other expenses include state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other expenses increased 12% in 2023 compared to 2022 driven by casualty expenses, including higher personal injury expense, environmental remediation, and damaged freight, and one-time write-offs.

Non-Operating Items

				% Change	% Change
Millions	2023	2022	2021	2023 v 2022	2022 v 2021
Other income, net	$491	$426	$297	15%	43%
Interest expense	(1,340)	(1,271)	(1,157)	5	10
Income tax expense	$(1,854)	$(2,074)	$(1,955)	(11)%	6%

Other Income, net – Other income increased in 2023 compared to 2022 driven by a one-time $107 million real estate transaction, partially offset by lower gains from real estate sales. Real estate sales in 2022 included a $79 million gain from a land sale to the Illinois State Toll Highway Authority and a $35 million gain from a land sale to the Colorado Department of Transportation. See Note 6 to the Financial Statements and Supplementary Data, Item 8, for additional detail.

Interest Expense – Interest expense increased in 2023 compared to 2022 due to an increased weighted-average debt level of $33.2 billion in 2023 from $32.1 billion in 2022. The effective interest rate was 4.0% in both periods.

Income Tax Expense – Income tax expense decreased in 2023 compared to 2022 due to lower pre-tax income and deferred tax expense reductions. In 2023, the states of Nebraska, Iowa, Kansas, and Arkansas enacted legislation to reduce their corporate income tax rates for future years resulting in a $114 million reduction of our deferred tax expense. 2022 income tax expense included reductions of $95 million in deferred tax expense from Nebraska, Iowa, Arkansas, and Idaho reducing their corporate income tax rates. Our effective tax rates for 2023 and 2022 were 22.5% and 22.9%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the STB. We provide this data on our website at www.up.com/investor/aar-stb_reports/index.htm.

Operating/Performance Statistics

Management continuously monitors these key operating metrics to evaluate our operational efficiency and help us deliver the service product we sold to our customers.

Railroad performance measures are included in the table below:

				% Change		% Change
	2023	2022	2021	2023 v 2022	2022 v 2021
Gross ton-miles (GTMs) (billions)	837.5	843.4	817.9	(1)		3%
Revenue ton-miles (billions)	413.3	420.8	411.3	(2)		2
Freight car velocity (daily miles per car) [a]	204	191	203	7		(6)
Average train speed (miles per hour) [a]	24.2	23.8	24.6	2		(3)
Average terminal dwell time (hours) [a]	23.4	24.4	23.7	(4)		3
Locomotive productivity (GTMs per horsepower day)	129	125	133	3		(6)
Train length (feet)	9,356	9,329	9,334	-		-
Intermodal car trip plan compliance (%) [b]	78	67	73	11	pts	(6)	pts
Manifest/Automotive car trip plan compliance (%) [b]	65	59	63	6	pts	(4)	pts
Workforce productivity (car miles per employee)	1,000	1,036	1,038	(3)		-
Total employees (average)	31,490	30,717	29,905	3		3
Operating ratio (%)	62.3	60.1	57.2	2.2	pts	2.9	pts

[a]	As reported to the STB.
[b]	Methodology used to report (described below) is not comparable with the reporting to the STB under docket number EP 770.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. In 2023, gross ton-miles and revenue ton-miles decreased 1% and 2%, respectively, compared to 2022, driven by a 1% decrease in carloadings. Changes in commodity mix drove the variance in year-over-year decreases between gross ton-miles, revenue ton-miles, and carloads.

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Freight car velocity, average train speed, and average terminal dwell improved compared to 2022 as last year we experienced congestion across our system. These metrics were negatively impacted by operational challenges caused by weather in the first quarter of 2023 and train crew shortages in some locations in the first half of the year, but as network fluidity improved throughout 2023, freight car velocity increased sequentially.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower. Locomotive productivity improved 3% in 2023 compared to 2022 driven by improved network fluidity in the second half of 2023. As a result of the improved fluidity, we stored locomotives in the second half of the year, reducing our active fleet size 11% since the end of the second quarter of 2023. These improvements more than offset increased average active fleet size in the first half of 2023 as resources were deployed to alleviate operational challenges and weather disruptions.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length increased slightly compared to 2022 as initiative to drive train length improvements in the second half of the year more than offset the declines in intermodal shipments, which generally move on longer trains.

Car Trip Plan Compliance – Car trip plan compliance is the percentage of cars delivered on time in accordance with our original trip plan. Our network trip plan compliance is broken into the intermodal and manifest/automotive products. Intermodal car trip plan compliance and manifest/automotive car trip plan compliance improved in 2023 compared to 2022 driven by improved network fluidity, as evidenced by faster freight car velocity.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity declined 3% in 2023 as average daily car miles decreased slightly and employees increased compared to 2022. The 3% increase in employee levels was driven by an increase in craft professionals as we aggressively hired train, engine, and yard employees to backfill attrition, cover absences resulting from recently negotiated sick leave benefits, and add employees in areas of critical need to address operational challenges and support our service product.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. Our operating ratio of 62.3% deteriorated 2.2 points compared to 2022 driven by inflation, excess network costs, the ratification charge for a crew staffing agreement reached in the second quarter of 2023, increased casualty costs, and other cost increases, partially offset by core pricing gains, the 2022 one-time charge for the labor agreements reached with our labor unions, and the year-over-year lag impact from lower fuel prices.

Return on Average Common Shareholders’ Equity

Millions, Except Percentages	2023	2022	2021
Net income	$6,379	$6,998	$6,523
Average equity	$13,476	$13,162	$15,560
Return on average common shareholders' equity	47.3%	53.2%	41.9%

Return on Invested Capital as Adjusted (ROIC)

Millions, Except Percentages	2023	2022	2021
Net income	$6,379	$6,998	$6,523
Interest expense	1,340	1,271	1,157
Interest on average operating lease liabilities	58	56	54
Taxes on interest	(315)	(304)	(280)
Net operating profit after taxes as adjusted	$7,462	$8,021	$7,454
Average equity	$13,476	$13,162	$15,560
Average debt	32,953	31,528	28,229
Average operating lease liabilities	1,616	1,695	1,682
Average invested capital as adjusted	$48,045	$46,385	$45,471
Return on invested capital as adjusted	15.5%	17.3%	16.4%

ROIC is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the efficiency and effectiveness of our long-term capital investments. In addition, we currently use ROIC as a performance criterion in determining certain elements of equity compensation for our executives. ROIC should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is return on average common shareholders’ equity. The tables above provide a reconciliation from return on average common shareholders’ equity to ROIC. At December 31, 2023, 2022, and 2021, the incremental borrowing rate on operating leases was 3.6%, 3.3%, and 3.2%, respectively.

Debt / Net Income

Millions, Except Ratios	2023	2022	2021
Debt	$32,579	$33,326	$29,729
Net income	$6,379	$6,998	$6,523
Debt / net income	5.1	4.8	4.6

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	2023	2022	2021
Net income	$6,379	$6,998	$6,523
Add:
Income tax expense	1,854	2,074	1,955
Depreciation	2,318	2,246	2,208
Interest expense	1,340	1,271	1,157
EBITDA	$11,891	$12,589	$11,843
Adjustments:
Other income, net	(491)	(426)	(297)
Interest on operating lease liabilities	58	54	56
Adjusted EBITDA	$11,458	$12,217	$11,602
Debt	$32,579	$33,326	$29,729
Operating lease liabilities	1,600	1,631	1,759
Adjusted debt	$34,179	$34,957	$31,488
Adjusted debt / adjusted EBITDA	3.0	2.9	2.7

Adjusted debt (total debt plus operating lease liabilities plus after-tax unfunded pension and OPEB (other post retirement benefit) obligations) to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is debt to net income ratio. The tables above provide reconciliations from net income to adjusted EBITDA, debt to adjusted debt, and debt to net income to adjusted debt to adjusted EBITDA. At December 31, 2023, 2022, and 2021, the incremental borrowing rate on operating leases was 3.6%, 3.3%, and 3.2%, respectively. Pension and OPEB were funded at December 31, 2023, 2022, and 2021.

LIQUIDITY AND CAPITAL RESOURCES

We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volumes.

At both December 31, 2023 and 2022, we had a working capital deficit due to upcoming debt maturities. It is not unusual for us to have a working capital deficit, and we believe it is not an indication of a lack of liquidity. We generate strong cash from operations and also maintain adequate resources, including our credit facility and, when necessary, access the capital markets to meet foreseeable cash requirements.

During 2023, we generated $8.4 billion of cash provided by operating activities, issued $1.0 billion of long-term debt, paid $3.2 billion in dividends, and repurchased shares totaling $0.7 billion. We have been, and we expect to continue to be, in compliance with our debt covenants.

Our principal sources of liquidity include cash and cash equivalents, our Receivables Facility, our revolving credit facility, as well as the availability of commercial paper and other sources of financing through the capital markets. On December 31, 2023, we had $1.1 billion of cash and cash equivalents, $2.0 billion of committed credit available under our revolving credit facility, and up to $800 million undrawn on the Receivables Facility. As of December 31, 2023, none of the revolving credit facility was drawn, and we did not draw on our revolving credit facility at any time during 2023. Our access to the Receivables Facility may be reduced or restricted if our bond ratings fall to certain levels below investment grade. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. Access to commercial paper as well as other capital market financing is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to access capital markets as a source of liquidity. Access to liquidity through the capital markets is also dependent on our financial stability. We expect that we will continue to have access to liquidity through any or all the following sources or activities: (a) increasing the utilization of our Receivables Facility, (b) issuing commercial paper, (c) entering into bank loans, outside of our revolving credit facility, or (iv) issuing bonds or other debt securities to public or private investors based on our assessment of the current condition of the credit markets. The Company’s $2.0 billion revolving credit facility is intended to support the issuance of commercial paper by UPC and also serves as an additional source of liquidity to fund short-term needs. The Company currently does not intend to make any borrowings under this facility.

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

The following table identifies material obligations as of December 31, 2023:

		Payments Due by December 31,
Contractual Obligations							After
Millions	Total	2024	2025	2026	2027	2028	2028
Debt [a]	$60,516	$2,610	$2,591	$2,617	$2,348	2,294	$48,056
Purchase obligations [b]	2,985	1,150	744	600	222	158	111
Operating leases [c]	1,768	361	375	296	237	199	300
Other post retirement benefits [d]	393	44	40	40	39	39	191
Finance lease obligations [e]	173	55	42	35	30	11	-
Total contractual obligations	$65,835	$4,220	$3,792	$3,588	$2,876	$2,701	$48,658

[a]	Excludes finance lease obligations of $158 million as well as unamortized discount and deferred issuance costs of ($1,732) million. Includes an interest component of $26,363 million.
[b]	Purchase obligations include locomotive maintenance contracts; purchase commitments for ties, ballast, and rail; and agreements to purchase other goods and services.
[c]	Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $168 million.
[d]	Includes estimated other post retirement, medical, and life insurance payments, and payments made under the unfunded pension plan for the next ten years.
[e]	Represents total obligations, including interest component of $15 million.

Cash Flows
Millions	2023	2022	2021
Cash provided by operating activities	$8,379	$9,362	$9,032
Cash used in investing activities	(3,667)	(3,471)	(2,709)
Cash used in financing activities	(4,625)	(5,887)	(7,158)
Net change in cash, cash equivalents, and restricted cash	$87	$4	$(835)

Operating Activities

Cash provided by operating activities decreased in 2023 compared to 2022 due primarily to a decrease in net income and $454 million of payments related to the 2022 one-time charge for agreements reached with our labor unions and the ratification charge for a crew staffing agreement reached in the second quarter of 2023.

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

Millions,
For the Year Ended December 31,	2023	2022	2021
Cash provided by operating activities	$8,379	$9,362	$9,032
Cash used in capital investments	(3,606)	(3,620)	(2,936)
Total (a)	4,773	5,742	6,096
Net income (b)	$6,379	$6,998	$6,523
Cash flow conversion rate (a/b)	75%	82%	93%

Investing Activities

Cash used in investing activities in 2023 increased compared to 2022 primarily driven by lower proceeds from asset sales within other investing activities net.

The following tables detail cash capital investments and track statistics for the years ended December 31:

Millions	2023	2022	2021
Ties	$565	$544	$443
Rail and other track material	454	437	507
Ballast	194	216	215
Other [a]	691	693	760
Total road infrastructure replacements	1,904	1,890	1,925
Line expansion and other capacity projects	239	276	284
Commercial facilities	425	308	243
Total capacity and commercial facilities	664	584	527
Locomotives and freight cars [b]	728	800	322
Technology and other	310	346	162
Total cash capital investments [c]	$3,606	$3,620	$2,936

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]	Locomotives and freight cars include early lease buyouts of $57 million, $70 million, and $34 million in 2023, 2022, and 2021, respectively.
[c]	Weather-related damages for 2023, 2022, and 2021 are immaterial.

Capital Plan – In 2024, we expect our capital plan to be approximately $3.4 billion, down 8% from 2023. We plan to continue to make investments to support our growth strategy, harden our infrastructure, replace older assets, and improve the safety and resiliency of the network. In addition, the plan includes investments in growth-related projects to drive more carloads to the network, certain ramps to efficiently handle volumes from new and existing intermodal customers, continued modernization of our locomotive fleet, and projects intended to improve operational efficiency. The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities decreased in 2023 compared to 2022 driven by a decrease in share repurchases, partially offset by less debt issued.

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

Interest Rates – At December 31, 2023, we did not have variable-rate debt.

Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical one percentage point decrease in interest rates as of December 31, 2023, and totals an increase of approximately $3.6 billion to the fair value of our debt at December 31, 2023. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.

Tax Rates – Our deferred tax assets and liabilities are measured based on current tax law. Future tax legislation, such as a change in the federal corporate tax rate, could have a material impact on our financial condition, results of operations, or liquidity. For example, a future, permanent 1% increase in our federal income tax rate would increase our deferred tax liability by approximately $525 million. Similarly, a future, permanent 1% decrease in our federal income tax rate would decrease our deferred tax liability by approximately $525 million.

Accounting Pronouncements – See Note 3 to the Financial Statements and Supplementary Data, Item 8.

Asserted and Unasserted Claims – See Note 17 to the Financial Statements and Supplementary Data, Item 8.

Indemnities – See Note 17 to the Financial Statements and Supplementary Data, Item 8.

Climate Change – Climate change could have an adverse impact on our operations and financial performance (see Risk Factors under Item 1A of this report). We utilize climate scenario analyses to better understand climate-related risks and opportunities the Company may face in the future under a range of potential scenarios. We continue to refine our approach to understand climate-related risks and are taking an iterative approach in our business planning processes as risk factors, solutions, and technology develop. However, we are unable to predict the likelihood, manner, severity, or ultimate financial impact of actual future incidents as climate scenario analysis considers a range of potential outcomes.

We continue to take steps and explore opportunities to reduce our operational impact on the environment, including improving our operational fluidity to increase fuel efficiency, modernizing locomotives for improved reliability and fuel consumption, using renewable fuels, and exploring and testing low- and zero-emissions propulsion technologies. These initiatives are aligned with our Safety + Service & Operational Excellence = Growth strategy. (See further discussion in "Sustainable Future" in the Operations section in Item 1 of this report.)

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

Our personal injury liability balance and claims activity was as follows:

	2023	2022	2021
Ending liability balance at December 31 (millions)	$383	$361	$325
Open claims, beginning balance	2,036	2,027	1,897
New claims	3,008	2,747	2,719
Settled or dismissed claims	(3,173)	(2,738)	(2,589)
Open claims, ending balance at December 31	1,871	2,036	2,027

Environmental Costs – See Note 17 to the Financial Statements and Supplementary Data, Item 8; "We Are Subject to Significant Environmental Laws and Regulations" in the Risk Factors, Item 1A; and Environmental Matters in the Legal Proceedings, Item 3.

Our environmental liability is subject to several factors such as type of remediation, nature and volume of contaminate, number and financial viability of other potentially responsible parties, as well as uncertainty due to unknown alleged contamination, evolving trends in remediation techniques and final remedies, and changes in laws and regulations.

Our environmental liability balance and site activity was as follows:

	2023	2022	2021
Ending liability balance at December 31 (millions)	$245	$253	$243
Open sites, beginning balance	353	376	373
New sites	74	69	105
Closed sites	(94)	(92)	(102)
Open sites, ending balance at December 31	333	353	376

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

Changes in estimated useful lives of our assets due to the results of our depreciation studies could significantly impact future periods’ depreciation expense and have a material impact on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $71 million. If the estimated useful lives of all depreciable assets were decreased by one year, annual depreciation expense would increase by approximately $76 million. We are projecting an increase in our depreciation expense of approximately 3% to 4% in 2024 versus 2023. This is driven by an increase in our projected depreciable asset base.

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

The following tables present the key assumptions used to measure net periodic pension benefit/cost for 2024 and the estimated impact on 2024 net periodic pension benefit/cost relative to a change in those assumptions:

Assumptions
Discount rate for benefit obligations	5.00%
Discount rate for interest on benefit obligations	4.90%
Discount rate for service cost	5.05%
Discount rate for interest on service cost	5.02%
Expected return on plan assets	5.25%

Sensitivities	Increase in Expense
Millions	Pension
0.25% decrease in discount rates	$1
0.25% decrease in expected return on plan assets	$12

The following table presents the net periodic pension benefit/cost for the years ended December 31:

	Est.
Millions	2024	2023	2022	2021
Net periodic pension (benefit)/cost	$(7)	$-	$9	$85

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, statements in the CEO’s letter preceding Part I; statements regarding planned capital expenditures under the caption “2024 Capital Plan” in Item 2 of Part I; and statements and information set forth under the captions “2024 Outlook”; “Liquidity and Capital Resources” in Item 7 of Part II regarding our capital plan, share repurchase programs, contractual obligations, "Pension Benefits", and "Other Matters" in this Item 7 of Part II. Forward-looking statements and information also include any other statements or information in this report (including information incorporated herein by reference) regarding: potential impacts of public health crises, including pandemics, epidemics, and the outbreak of other contagious disease, such as COVID; the Russia-Ukraine and Israel-Hamas wars and any impacts on our business operations, financial results, liquidity, and financial position, and on the world economy (including customers, employees, and supply chains), including as a result of fluctuations in volume and carloadings; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations as to hiring challenges; availability of employees; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications (including those discussed in response to increased traffic); expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, cyber-attacks or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words, phrases, or expressions.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Information concerning market risk sensitive instruments is set forth under Management’s Discussion and Analysis of Financial Condition and Results of Operations - Other Matters, Item 7.

****************************************

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Union Pacific Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the "Corporation") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in common shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 9, 2024, expressed an unqualified opinion on the Corporation's internal control over financial reporting.

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

Capitalization of Properties — Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

The Corporation’s operations are highly capital intensive and their large network of assets turns over on a continuous basis. Each year, the Corporation develops a capital program for both the replacement of assets and for the acquisition or construction of new assets. In determining whether costs should be capitalized, the Corporation exercises significant judgment in determining whether expenditures meet the applicable minimum units of property criteria and extend the useful life, improve the safety of operations, or improve the operating efficiency of existing assets. The Corporation capitalizes all costs of capital projects necessary to make assets ready for their intended use and because a portion of the Corporation’s assets are self-constructed, management also exercises significant judgment in determining the amount of material, labor, work equipment, and indirect costs that qualify for capitalization. Capitalized costs to Properties, net during 2023 were $3.8 billion.

We identified the capitalization of property during 2023 as a critical audit matter because of the significant judgment exercised by management in determining whether costs meet the criteria for capitalization. This, in turn, required a high degree of auditor judgment when performing audit procedures to evaluate whether the criteria to capitalize costs were met and to evaluate sufficiency of audit evidence to support management’s conclusions.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 9, 2024

We have served as the Corporation's auditor since 1967.

CONSOLIDATED STATEMENTS OF INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2023	2022	2021
Operating revenues:
Freight revenues	$22,571	$23,159	$20,244
Other revenues	1,548	1,716	1,560
Total operating revenues	24,119	24,875	21,804
Operating expenses:
Compensation and benefits	4,818	4,645	4,158
Fuel	2,891	3,439	2,049
Purchased services and materials	2,616	2,442	2,016
Depreciation	2,318	2,246	2,208
Equipment and other rents	947	898	859
Other	1,447	1,288	1,176
Total operating expenses	15,037	14,958	12,466
Operating income	9,082	9,917	9,338
Other income, net (Note 6)	491	426	297
Interest expense	(1,340)	(1,271)	(1,157)
Income before income taxes	8,233	9,072	8,478
Income tax expense (Note 7)	(1,854)	(2,074)	(1,955)
Net income	$6,379	$6,998	$6,523
Share and Per Share (Note 8):
Earnings per share - basic	$10.47	$11.24	$9.98
Earnings per share - diluted	$10.45	$11.21	$9.95
Weighted average number of shares - basic	609.2	622.7	653.8
Weighted average number of shares - diluted	610.2	624.0	655.4

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2023	2022	2021
Net income	$6,379	$6,998	$6,523
Other comprehensive income/(loss):
Defined benefit plans	(106)	280	723
Foreign currency translation	58	52	(44)
Unrealized gain on derivative instruments	16	-	-
Total other comprehensive income/(loss) [a]	(32)	332	679
Comprehensive income	$6,347	$7,330	$7,202

[a]	Net of deferred taxes of $31 million, ($92) million, and ($237) million during 2023, 2022, and 2021, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts as of December 31,	2023	2022
Assets
Current assets:
Cash and cash equivalents	$1,055	$973
Short-term investments (Note 13)	16	46
Accounts receivable, net (Note 10)	2,073	1,891
Materials and supplies	743	741
Other current assets	261	301
Total current assets	4,148	3,952
Investments	2,605	2,375
Properties, net (Note 11)	57,398	56,038
Operating lease assets (Note 16)	1,643	1,672
Other assets	1,338	1,412
Total assets	$67,132	$65,449
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,683	$3,842
Debt due within one year (Note 14)	1,423	1,678
Total current liabilities	5,106	5,520
Debt due after one year (Note 14)	31,156	31,648
Operating lease liabilities (Note 16)	1,245	1,300
Deferred income taxes (Note 7)	13,123	13,033
Other long-term liabilities	1,714	1,785
Commitments and contingencies (Note 17)
Total liabilities	52,344	53,286
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized;
1,112,854,806 and 1,112,623,886 issued; 609,703,814 and 612,393,321
outstanding, respectively	2,782	2,782
Paid-in-surplus	5,193	5,080
Retained earnings	62,093	58,887
Treasury stock	(54,666)	(54,004)
Accumulated other comprehensive loss (Note 9)	(614)	(582)
Total common shareholders' equity	14,788	12,163
Total liabilities and common shareholders' equity	$67,132	$65,449

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2023	2022	2021
Operating Activities
Net income	$6,379	$6,998	$6,523
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,318	2,246	2,208
Deferred and other income taxes	117	262	154
Other operating activities, net	(132)	(152)	(56)
Changes in current assets and liabilities:
Accounts receivable, net	(177)	(169)	(217)
Materials and supplies	(2)	(120)	17
Other current assets	(38)	5	31
Accounts payable and other current liabilities	(215)	565	184
Income and other taxes	129	(273)	188
Cash provided by operating activities	8,379	9,362	9,032
Investing Activities
Capital investments	(3,606)	(3,620)	(2,936)
Other investing activities, net	(61)	149	227
Cash used in investing activities	(3,667)	(3,471)	(2,709)
Financing Activities
Dividends paid	(3,173)	(3,159)	(2,800)
Debt repaid	(2,190)	(2,291)	(1,299)
Debt issued (Note 14)	1,599	6,080	4,201
Share repurchase programs (Note 18)	(705)	(6,282)	(7,291)
Other financing activities, net	(156)	(235)	31
Cash used in financing activities	(4,625)	(5,887)	(7,158)
Net change in cash, cash equivalents, and restricted cash	87	4	(835)
Cash, cash equivalents, and restricted cash at beginning of year	987	983	1,818
Cash, cash equivalents, and restricted cash at end of year	$1,074	$987	$983
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$137	$152	$263
Term loan renewals	-	-	100
Common shares repurchased but not yet paid	5	-	-
Cash paid during the year for:
Income taxes, net of refunds	$(1,486)	$(2,060)	$(1,658)
Interest, net of amounts capitalized	(1,268)	(1,156)	(1,087)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2021	1,112.2	(440.9)	$2,781	$4,864	$51,326	$(40,420)	$(1,593)	$16,958
Net income			-	-	6,523	-	-	6,523
Other comprehensive income/(loss)			-	-	-	-	679	679
Conversion, stock option exercises, forfeitures, ESPP, and other	0.2	0.6	-	91	-	1	-	92
Share repurchase programs (Note 18)	-	(33.3)	-	24	-	(7,315)	-	(7,291)
Cash dividends declared ($4.29 per share)	-	-	-	-	(2,800)	-	-	(2,800)
Balance at December 31, 2021	1,112.4	(473.6)	$2,781	$4,979	$55,049	$(47,734)	$(914)	$14,161
Net income			-	-	6,998	-	-	6,998
Other comprehensive income/(loss)			-	-	-	-	332	332
Conversion, stock option exercises, forfeitures, ESPP, and other	0.2	0.5	1	113	-	-	-	114
Share repurchase programs (Note 18)	-	(27.1)	-	(12)	-	(6,270)	-	(6,282)
Cash dividends declared ($5.08 per share)	-	-	-	-	(3,160)	-	-	(3,160)
Balance at December 31, 2022	1,112.6	(500.2)	$2,782	$5,080	$58,887	$(54,004)	$(582)	$12,163
Net income			-	-	6,379	-	-	6,379
Other comprehensive income/(loss)			-	-	-	-	(32)	(32)
Conversion, stock option exercises, forfeitures, ESPP, and other	0.3	0.5	-	113	-	50	-	163
Share repurchase programs (Note 18)	-	(3.5)	-	-	-	(712)	-	(712)
Cash dividends declared ($5.20 per share)	-	-	-	-	(3,173)	-	-	(3,173)
Balance at December 31, 2023	1,112.9	(503.2)	$2,782	$5,193	$62,093	$(54,666)	$(614)	$14,788

[a]	AOCI = Accumulated Other Comprehensive Income/Loss (Note 9)

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

1. Nature of Operations

Operations and Segmentation – We are a Class I railroad operating in the U.S. Our network includes 32,693 route miles, connecting Pacific Coast and Gulf Coast ports with the Midwest and Eastern U.S. gateways and providing several corridors to key Mexican and Canadian gateways. We own 26,110 miles and operate on the remainder pursuant to trackage rights or leases. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast, Pacific Coast, and East Coast ports and across the Mexican and Canadian borders.

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

Millions	2023	2022	2021
Bulk	$7,358	$7,537	$6,656
Industrial	8,238	8,205	7,323
Premium	6,975	7,417	6,265
Total freight revenues	$22,571	$23,159	$20,244
Other subsidiary revenues	872	884	741
Accessorial revenues	584	779	752
Other	92	53	67
Total operating revenues	$24,119	$24,875	$21,804

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenues from shipments to and from Mexico. Included in the above table are freight revenues from our Mexico business which amounted to $2.8 billion in 2023, $2.7 billion in 2022, and $2.4 billion in 2021.

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

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Statements of Financial Position that sum to the total of the same such amounts shown on the Consolidated Statements of Cash Flows:

Millions	2023	2022	2021
Cash and cash equivalents	$1,055	$973	$960
Restricted cash equivalents in other current assets	10	10	19
Restricted cash equivalents in other assets	9	4	4
Total cash, cash equivalents, and restricted cash equivalents	$1,074	$987	$983

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

We recognize freight revenues over time as freight moves from origin to destination. The allocation of revenues between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Outstanding performance obligations related to freight moves in transit totaled $149 million at December 31, 2023, and $194 million at December 31, 2022, and are expected to be recognized in the following quarter as we satisfy our remaining performance obligations and deliver freight to destination. The transaction price is generally specified in a contract and may be dependent on the commodity, origin/destination, and route. Customer incentives, which are primarily provided for shipping to/from specific locations or based on cumulative volumes, are recorded as a reduction to operating revenues. Customer incentives that include variable consideration based on cumulative volumes are estimated using the expected value method, which is based on available historical, current, and forecasted volumes, and recognized as the related performance obligation is satisfied.

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

3. Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires business entities to expand their annual disclosures of the effective rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024, may be adopted on a prospective or retrospective basis, and early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on our related disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires business entities to enhance disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on our related disclosures.

4. Stock Options and Other Stock Plans

In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 2,200,000 shares of our common stock were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, received a grant of 4,000 retention shares or retention stock units. In July 2018, the Board of Directors eliminated the retention grant for directors newly elected in 2018 and all future years. As of December 31, 2023, 16,000 restricted shares were outstanding under the Directors Plan.

The Union Pacific Corporation 2013 Stock Incentive Plan (2013 Plan) was approved by shareholders in May 2013. The 2013 Plan reserved 78,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans as of February 28, 2013, that are subsequently cancelled, expired, forfeited, or otherwise not issued under previous plans. Under the 2013 Plan, non-qualified stock options, incentive stock options, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2013 Plan. As of December 31, 2023, 1,090,770 stock options and 245,107 retention shares and stock units were outstanding under the 2013 Plan. We no longer grant any stock options or other stock or unit awards under this plan.

The Union Pacific Corporation 2021 Stock Incentive Plan (2021 Plan) was approved by shareholders in May 2021. The 2021 Plan reserved 23,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans as of December 31, 2020, that are subsequently cancelled, expired, forfeited, or otherwise not issued under previous plans. Under the 2021 Plan, non-qualified stock options, incentive stock options, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2021 Plan. As of December 31, 2023, 981,484 stock options and 1,059,344 retention shares were outstanding under the 2021 Plan.

The Union Pacific Corporation 2021 Employee Stock Purchase Plan (2021 ESPP) was approved by shareholders in May 2021. The 2021 ESPP reserved 10,000,000 shares of our common stock for issuance. Under the 2021 ESPP, eligible employees of the Corporation and its subsidiaries may elect to purchase shares with a Company match award. Non-employee directors are not eligible for awards under the 2021 ESPP. As of December 31, 2023, 754,708 shares were issued under the 2021 ESPP.

Pursuant to the above plans 31,979,909; 33,185,971; and 34,011,624 shares of our common stock were authorized and available for grant at December 31, 2023, 2022, and 2021, respectively.

Stock-Based Compensation – We have several stock-based compensation plans where employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. Employees also are able to participate in our ESPP.

Information regarding stock-based compensation expense appears in the table below:

Millions	2023	2022	2021
Stock-based compensation expense, before tax:
Stock options	$16	$14	$15
Retention awards	71	68	66
ESPP	20	17	7
Total stock-based compensation expense, before tax	$107	$99	$88
Excess income tax benefits from equity compensation plans	$11	$21	$26

Stock Options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at December 31, 2023, are subject to performance or market-based vesting conditions.

The table below shows the annual weighted-average assumptions used for Black-Scholes valuation purposes:

Weighted-Average Assumptions	2023	2022	2021
Risk-free interest rate	3.9%	1.6%	0.4%
Dividend yield	2.6%	1.9%	1.9%
Expected life (years)	4.5	4.4	4.6
Volatility	29.3%	28.7%	28.3%
Weighted-average grant-date fair value of options granted	$48.31	$51.92	$39.97

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

A summary of stock option activity during 2023 is presented below:

Options (thous.)	Weighted-Average Exercise Price		Weighted-Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2023	1,974	$169.64	6.0	$86
Granted	351	202.81	N/A	N/A
Exercised	(233)	118.29	N/A	N/A
Forfeited or expired	(20)	218.46	N/A	N/A
Outstanding at December 31, 2023	2,072	$180.56	5.9	$135
Vested or expected to vest at December 31, 2023	2,053	$180.23	5.9	$134
Options exercisable at December 31, 2023	1,423	$164.48	4.8	$115

At December 31, 2023, there was $16 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.0 year. Additional information regarding stock option exercises appears in the following table:

Millions	2023	2022	2021
Intrinsic value of stock options exercised	$23	$53	$84
Cash received from option exercises	27	27	58
Treasury shares repurchased for employee payroll taxes	(5)	(8)	(15)
Income tax benefit realized from option exercises	5	8	16
Aggregate grant-date fair value of stock options vested	$14	$13	$14

Retention Awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 4 years, and dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during 2023 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	1,069	$196.47
Granted	297	202.88
Vested	(317)	165.34
Forfeited	(53)	206.43
Nonvested at December 31, 2023	996	$207.76

At December 31, 2023, there was $82 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.4 years.

Performance Stock Unit Awards – In February 2023, our Board of Directors approved performance stock unit grants. The basic terms of these performance stock units are identical to those granted in February 2022, including the annual return on invested capital (ROIC) and operating income growth (OIG) performance targets. The OIG performance targets compare to companies in the S&P 100 Industrials Index plus the Class I railroads. We define ROIC as net operating profit adjusted for interest expense (including interest on average operating lease liabilities) and taxes on interest divided by average invested capital adjusted for average operating lease liabilities.

The February 2023 stock units awarded to executives are subject to continued employment for 37 months, the attainment of certain levels of ROIC, and the relative three-year OIG. We expense two-thirds of the fair value of the units that are probable of being earned based on our forecasted ROIC over the three-year performance period, and with respect to the third year of the plan, we expense the remaining one-third of the fair value subject to the relative three-year OIG. We measure the fair value of performance stock units based upon the closing price of the underlying common stock as of the date of grant. Dividend equivalents are accumulated during the service period and paid to participants only after the units are earned.

Changes in our performance stock unit awards during 2023 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	594	$199.82
Granted	251	202.81
Vested	(78)	189.29
Unearned	(127)	186.11
Forfeited	(23)	218.31
Nonvested at December 31, 2023	617	$204.50

At December 31, 2023, there was $13 million of total unrecognized compensation expense related to nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 0.8 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

Changes in our PBO and plan assets were as follows for the years ended  December 31:

Funded Status
Millions	2023	2022
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$3,725	$5,296
Service cost	52	93
Interest cost	187	123
Actuarial loss/(gain)	146	(1,557)
Gross benefits paid	(230)	(230)
Projected benefit obligation at end of year	$3,880	$3,725
Plan Assets
Fair value of plan assets at beginning of year	$4,363	$5,554
Actual return/(loss) on plan assets	235	(992)
Non-qualified plan benefit contributions	32	31
Gross benefits paid	(230)	(230)
Fair value of plan assets at end of year	$4,400	$4,363
Funded status at end of year	$520	$638

Actuarial losses that increase the PBO were driven by a decrease in 2023 discount rates from 5.21% to 5.00%. Actuarial gains that decreased the PBO were driven by an increase in 2022 discount rates from 2.80% to 5.21%.

Amounts recognized in the statement of financial position as of  December 31, 2023 and 2022, consist of:

Millions	2023	2022
Noncurrent assets	$924	$1,033
Current liabilities	(31)	(31)
Noncurrent liabilities	(373)	(364)
Net amounts recognized at end of year	$520	$638

Pre-tax amounts recognized in accumulated other comprehensive income/loss consist of $643 million and $493 million net actuarial loss as of  December 31, 2023 and 2022, respectively.

Pre-tax changes recognized in other comprehensive income/loss as of December 31, 2023, 2022, and 2021, were as follows:

Millions	2023	2022	2021
Net actuarial (loss)/gain	$(159)	$272	$813
Amortization of:
Actuarial loss	9	86	141
Total	$(150)	$358	$954

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

The following table discloses only the PBO, ABO, and fair value of plan assets for pension plans where the accumulated benefit obligation is in excess of the fair value of the plan assets as of December 31:

Underfunded Accumulated Benefit Obligation
Millions	2023	2022
Projected benefit obligation	$404	$394
Accumulated benefit obligation	$399	$382
Fair value of plan assets	-	-
Underfunded accumulated benefit obligation	$(399)	$(382)

The ABO for all defined benefit pension plans was $3.6 billion and $3.5 billion at December 31, 2023 and 2022, respectively.

Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at  December 31:

Percentages	2023	2022
Discount rate	5.00%	5.21%
Compensation increase	4.00%	4.10%

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

The components of our net periodic pension benefit/cost were as follows for the years ended  December 31:

Millions	2023	2022	2021
Net Periodic Pension Cost:
Service cost	$52	$93	$110
Interest cost	187	123	104
Expected return on plan assets	(248)	(293)	(270)
Amortization of:
Actuarial loss	9	86	141
Net periodic pension cost	$-	$9	$85

Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows:

Percentages	2023	2022	2021
Discount rate for benefit obligations	5.21%	2.80%	2.42%
Discount rate for interest on benefit obligations	5.14%	2.40%	1.90%
Discount rate for service cost	5.19%	2.91%	2.61%
Discount rate for interest on service cost	5.21%	2.86%	2.53%
Expected return on plan assets	5.25%	6.25%	6.25%
Compensation increase	4.10%	4.10%	4.40%

We measure the service cost and interest cost components of our net periodic pension benefit/cost by using individual spot discount rates matched with separate cash flows for each future year. The discount rates were based on a yield curve of high-quality corporate bonds. The expected return on plan assets is based on our asset allocation mix and our historical return, taking into account current and expected market conditions. The actual return/(loss) on pension plan assets, net of fees, was approximately 6% in 2023, (18%) in 2022, and 15% in 2021.

Cash Contributions

The following table details cash contributions, if any, for the qualified and non-qualified (supplemental) pension plans:

Millions	Qualified	Non-qualified
2023	$-	$32
2022	$-	$31

Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes.

The non-qualified pension plans are not funded and are not subject to any minimum regulatory funding requirements. Benefit payments for each year represent supplemental pension payments. We anticipate our 2024 supplemental pension payments will be made from cash generated from operations.

Benefit Payments

The following table details expected benefit payments for the years 2024 through 2033:

Millions
2024	$230
2025	229
2026	229
2027	230
2028	231
Years 2029 - 2033	$1,188

Asset Allocation Strategy

Our pension plan asset allocation at December 31, 2023 and 2022, and target allocation for 2024, are as follows:

	Percentage of Plan Assets
	Target	December 31,
	Allocation 2024	2023	2022
Equity securities	20% to 30%	24%	48%
Debt securities	70% to 80%	75	51
Real estate	0% to 2%	1	1
Total		100%	100%

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

Since 2020, the asset allocation targets for equity and debt have been adjusted annually to move from equity to debt as a de-risking measure. We met our target endpoint of 25% equity and 75% debt in 2023. The average credit rating of the debt portfolio was AA- and A+ at  December 31, 2023 and 2022, respectively. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities. The weighted-average maturity of the debt portfolio was 22 years and 21 years at December 31, 2023 and 2022, respectively.

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

Temporary Cash Investments – These investments consist of U.S. dollars and foreign currencies. Foreign currencies held are reported in terms of U.S. dollars based on currency exchange rates readily available in active markets. U.S. dollars and foreign currencies are classified as Level 1 investments.

Registered Investment Companies – Registered Investment Companies are entities primarily engaged in the business of investing in securities and are registered with the SEC. The plan’s prior holdings of Registered Investment Companies included both public and private fund vehicles. The public vehicles are exchange-traded funds (stocks), which are classified as Level 1 investments. The private vehicles (bonds) do not have published pricing and are valued using Net Asset Value (NAV).

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

Real Estate Funds – The plan’s real estate investments are primarily interests in private real estate investment trusts, partnerships, limited liability companies, and similar structures. Valuations for the holdings in this category are not based on readily observable inputs and are primarily derived from property appraisals. The fair value recorded by the plan is calculated using the NAV for each investment.

Collective Trust and Other Funds – Collective trust and other funds are comprised of shares or units in commingled funds and limited liability companies that are not publicly traded. The underlying assets in these entities (global stock funds and short-term investment funds) are publicly traded on exchanges and price quotes for the assets held by these funds are readily available. The fair value recorded by the plan is calculated using NAV for each investment.

As of December 31, 2023, the pension plan assets measured at fair value on a recurring basis were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Inputs	Inputs	Inputs
Millions	(Level 1)	(Level 2)	(Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$-	$-	$-	$-
Registered investment companies [a]	-	-	-	-
Federal government securities	-	1,508	-	1,508
Bonds and debentures	-	1,696	-	1,696
Corporate stock	176	5	-	181
Total plan assets at fair value	$176	$3,209	$-	$3,385
Plan assets at NAV:
Registered investment companies [b]				-
Venture capital and buyout partnerships				554
Real estate funds				30
Collective trust and other funds				382
Total plan assets at NAV				$966
Other assets/(liabilities) [c]				49
Total plan assets				$4,400

As of December 31, 2022, the pension plan assets measured at fair value on a recurring basis were as follows:

	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Inputs	Inputs	Inputs
Millions	(Level 1)	(Level 2)	(Level 3)	Total
Plan assets at fair value:
Temporary cash investments	$1	$-	$-	$1
Registered investment companies [a]	6	-	-	6
Federal government securities	-	803	-	803
Bonds and debentures	-	1,069	-	1,069
Corporate stock	1,104	7	-	1,111
Total plan assets at fair value	$1,111	$1,879	$-	$2,990
Plan assets at NAV:
Registered investment companies [b]				68
Venture capital and buyout partnerships				611
Real estate funds				37
Collective trust and other funds				622
Total plan assets at NAV				$1,338
Other assets/(liabilities) [c]				35
Total plan assets				$4,363

[a]	Registered investment companies measured at fair value are stock investments.
[b]	Registered investment companies measured at NAV include bond investments.
[c]	Includes accrued receivables, net payables, and pending broker settlements.

The master trust’s investments in limited partnerships and similar structures (used to invest in private equity and real estate) are valued at fair value based on their proportionate share of the partnerships’ fair value as recorded in the limited partnerships’ audited financial statements. The limited partnerships allocate gains, losses, and expenses to the partners based on the ownership percentage as described in the partnership agreements. At December 31, 2023 and 2022, the master trust had future commitments for additional contributions to private equity partnerships totaling $80 million and $91 million, respectively, and to real estate partnerships and funds totaling $5 million and $5 million, respectively.

Other Retirement Programs

Other Post Retirement Benefits – We provide medical and life insurance benefits for eligible retirees hired before January 1, 2004. These benefits are funded as medical claims and life insurance premiums are paid. OPEB expense is determined based upon the annual service cost of benefits and the interest cost on those liabilities plus amortization of net (gain)/loss amounts offset by amortization of prior service credits recorded in AOCI. Our OPEB liability was $104 million and $134 million at  December 31, 2023 and 2022, respectively. The liability is based on discount rate assumptions of 4.97% and 5.23% at December 31, 2023 and 2022, respectively. OPEB net periodic (benefit)/cost was ($7) million in 2023, ($2) million in 2022, and ($3) million in 2021.

401(k)/Thrift Plan – For non-union employees hired prior to January 1, 2018, and eligible union employees for whom we make matching contributions, we provide a defined contribution plan (401(k)/thrift plan). We match 50% for each dollar contributed by employees up to the first 6% of compensation contributed. For non-union employees hired on or after January 1, 2018, we match 100% for each dollar, up to the first 6% of compensation contributed, in addition to contributing an annual amount of 3% of the employee’s annual base salary. Our plan contributions were $27 million in 2023, $24 million in 2022, and $21 million in 2021.

Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $711 million in 2023, $586 million in 2022, and $550 million in 2021.

Collective Bargaining Agreements – Under collective bargaining agreements, we participate in multi-employer benefit plans that provide certain post retirement health care and life insurance benefits for eligible union employees. Premiums paid under these plans are expensed as incurred and amounted to $16 million in 2023, $20 million in 2022, and $30 million in 2021.

6. Other Income

Other income included the following for the years ended December 31:

Millions	2023	2022	2021
Real estate income [a] [b]	$414	$381	$263
Net periodic pension benefit/(costs)	52	84	25
Interest income [a]	52	23	4
Environmental remediation and restoration	(37)	(47)	(17)
Gain from sale of investment	-	-	36
Other [a]	10	(15)	(14)
Total	$491	$426	$297

[a]	Prior periods have been reclassified to conform to the current period disclosure.
[b]

2023 includes a one-time $107 million transaction. 2022 includes a $79 million gain from a land sale to the Illinois State Toll Highway Authority and a $35 million gain from a sale to the Colorado Department of Transportation. 2021 includes a $50 million gain from a sale to the Colorado Department of Transportation.

7. Income Taxes

Components of income tax expense were as follows for the years ended December 31:

Millions	2023	2022	2021
Current tax expense:
Federal	$1,417	$1,465	$1,446
State	314	340	347
Foreign	6	7	8
Total current tax expense	1,737	1,812	1,801
Deferred and other tax expense/(benefit):
Federal	219	320	199
State [a]	(104)	(59)	(44)
Foreign	2	1	(1)
Total deferred and other tax expense	117	262	154
Total income tax expense	$1,854	$2,074	$1,955

[a]

In 2023, Nebraska, Iowa, Kansas, and Arkansas enacted corporate income tax legislation that resulted in a $114 million reduction of our deferred tax expense. In 2022, Nebraska, Iowa, Arkansas, and Idaho enacted corporate income tax legislation that resulted in a $95 million reduction of our deferred tax expense. In 2021, Nebraska, Oklahoma, Idaho, Louisiana, and Arkansas enacted corporate income tax legislation that resulted in a $32 million reduction of our deferred tax expense.

For the years ended December 31, reconciliations between statutory and effective tax rates are as follows:

Tax Rate Percentages	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
State statutory rates, net of federal benefits	3.4	3.6	3.7
Deferred tax adjustments	(1.2)	(1.0)	(0.6)
Dividends received deduction	(0.6)	(0.5)	(0.5)
Excess tax benefits from equity compensation plans	(0.1)	(0.2)	(0.3)
Other	-	-	(0.2)
Effective tax rate	22.5%	22.9%	23.1%

Deferred income tax assets/(liabilities) were comprised of the following at December 31:

Millions	2023	2022
Deferred income tax liabilities:
Property	$(12,987)	$(12,910)
Operating lease assets	(404)	(411)
Other	(556)	(591)
Total deferred income tax liabilities	(13,947)	(13,912)
Deferred income tax assets:
Operating lease liabilities	394	401
Accrued casualty costs	168	164
Accrued wages	50	50
Stock compensation	26	26
Other	186	238
Total deferred income tax assets	824	879
Net deferred income tax liability	$(13,123)	$(13,033)

In 2023 and 2022, there were no valuation allowances against deferred tax assets.

A reconciliation of changes in unrecognized tax benefits liabilities/(assets) from the beginning to the end of the reporting period is as follows:

Millions	2023	2022	2021
Unrecognized tax benefits at January 1	$34	$38	$74
Lapse of statutes of limitations	(4)	(3)	(1)
Decreases for positions taken in prior years	(1)	(4)	(24)
Increases for positions taken in current year	1	3	3
Refunds from/(payments to) and settlements with taxing authorities	-	-	(12)
Increases/(decreases) for interest and penalties	-	-	(3)
Increases for positions taken in prior years	-	-	1
Unrecognized tax benefits at December 31	$30	$34	$38

We recognize interest and penalties as part of income tax expense. Total accrued liabilities/(receivables) for interest and penalties were ($4) million and ($3) million at December 31, 2023 and 2022, respectively. Total interest and penalties recognized as part of income tax expense/(benefit) were ($1) million for 2023, ($2) million for 2022, and ($5) million for 2021.

Several state tax authorities are examining our state income tax returns for years 2018 through 2022.

We do not expect our unrecognized tax benefits to change significantly in the next 12 months. The portion of our unrecognized tax benefits that relates to permanent changes in tax and interest would reduce our effective tax rate, if recognized. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. The unrecognized tax benefits that would reduce our effective tax rate are $30 million for 2023, $31 million for 2022, and $31 million for 2021.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31:

Millions, Except Per Share Amounts	2023	2022	2021
Net income	$6,379	$6,998	$6,523
Weighted-average number of shares outstanding:
Basic	609.2	622.7	653.8
Dilutive effect of stock options	0.4	0.6	0.8
Dilutive effect of retention shares and units	0.6	0.7	0.8
Diluted	610.2	624.0	655.4
Earnings per share - basic	$10.47	$11.24	$9.98
Earnings per share - diluted	$10.45	$11.21	$9.95

Common stock options totaling 0.9 million, 0.3 million, and 0.2 million for 2023, 2022, and 2021, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.

9. Accumulated Other Comprehensive Income/Loss

Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at January 1, 2023	$(378)	$(204)	$-	$(582)
Other comprehensive income/(loss) before reclassifications	5	58	16	79
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(111)	-	-	(111)
Net year-to-date other comprehensive income/(loss), net of taxes of $31 million	(106)	58	16	(32)
Balance at December 31, 2023	$(484)	$(146)	$16	$(614)

Balance at January 1, 2022	$(658)	$(256)	$-	$(914)
Other comprehensive income/(loss) before reclassifications	-	52	-	52
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	280	-	-	280
Net year-to-date other comprehensive income/(loss), net of taxes of ($92) million	280	52	-	332
Balance at December 31, 2022	$(378)	$(204)	$-	$(582)

[a]	Related to interest rate swaps from equity method investments.
[b]

The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. At December 31, 2023 and 2022, our accounts receivable were reduced by $9 million and $10 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Consolidated Statements of Financial Position. At  December 31, 2023 and 2022, receivables classified as other assets were reduced by allowances of $71 million and $58 million, respectively.

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

The amount recorded under the Receivables Facility was $0 and $100 million at December 31, 2023 and 2022, respectively. The Receivables Facility was supported by $1.7 billion and $1.6 billion of accounts receivable as collateral at December 31, 2023 and 2022, respectively, which, as a retained interest, is included in accounts receivable, net in our Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $9 million, $10 million, and $4 million for 2023, 2022, and 2021, respectively.

11. Properties

The following tables list the major categories of property and equipment as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2023	Cost	Depreciation	Value	Useful Life
Land	$5,426	$ N/A	$5,426	N/A
Road:
Rail and other track material	18,837	7,344	11,493	42
Ties	11,985	3,895	8,090	34
Ballast	6,345	2,061	4,284	34
Other roadway [a]	23,175	5,368	17,807	47
Total road	60,342	18,668	41,674	N/A
Equipment:
Locomotives	9,295	3,591	5,704	18
Freight cars	2,765	956	1,809	23
Work equipment and other	1,344	546	798	17
Total equipment	13,404	5,093	8,311	N/A
Technology and other	1,388	574	814	12
Construction in progress	1,173	-	1,173	N/A
Total	$81,733	$24,335	$57,398	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2022	Cost	Depreciation	Value	Useful Life
Land	$5,344	$ N/A	$5,344	N/A
Road:
Rail and other track material	18,419	7,096	11,323	43
Ties	11,676	3,699	7,977	34
Ballast	6,222	1,950	4,272	34
Other roadway [a]	22,411	4,970	17,441	47
Total road	58,728	17,715	41,013	N/A
Equipment:
Locomotives	9,166	3,606	5,560	18
Freight cars	2,562	898	1,664	23
Work equipment and other	1,253	473	780	17
Total equipment	12,981	4,977	8,004	N/A
Technology and other	1,254	525	729	12
Construction in progress	948	-	948	N/A
Total	$79,255	$23,217	$56,038	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

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

Costs incurred that extend the useful life of an asset, improve the safety of our operations, or improve operating efficiency are capitalized, while normal repairs and maintenance are expensed as incurred. These costs are allocated using appropriate statistical bases. Total expense for repairs and maintenance incurred was $2.5 billion for 2023, $2.4 billion for 2022, and $2.1 billion for 2021.

Assets held under finance leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

12. Accounts Payable and Other Current Liabilities

	Dec. 31,	Dec. 31,
Millions	2023	2022
Accounts payable	$856	$784
Income and other taxes payable	685	628
Compensation-related accruals	533	938
Interest payable	389	379
Current operating lease liabilities (Note 16)	355	331
Accrued casualty costs	307	242
Equipment rents payable	98	109
Other	460	431
Total accounts payable and other current liabilities	$3,683	$3,842

13. Financial Instruments

Short-Term Investments – All of the Company’s short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of December 31, 2023 and 2022, the Company had $16 million and $46 million of short-term investments, respectively. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At December 31, 2023, the fair value of total debt was $28.5 billion, approximately $4.1 billion less than the carrying value. At December 31, 2022, the fair value of total debt was $28.1 billion, approximately $5.2 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Total debt as of December 31, 2023 and 2022, is summarized below:

Millions	2023	2022
Notes and debentures, 2.2% to 7.1% due through February 14, 2072	$33,383	$33,658
Equipment obligations, 2.6% to 6.2% due through January 2, 2031 [a]	770	809
Finance leases, 3.1% to 6.8% due through December 10, 2028	158	234
Commercial paper	-	200
Receivables Facility (Note 10)	-	100
Term loans	-	100
Unamortized discount and deferred issuance costs	(1,732)	(1,775)
Total debt	32,579	33,326
Less: current portion	(1,423)	(1,678)
Total long-term debt	$31,156	$31,648

[a]	Equipment obligations are secured by an interest in certain railroad equipment with a carrying value of approximately $0.9 billion at both December 31, 2023 and 2022.

Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2023, excluding market value adjustments:

Millions
2024	$1,427
2025	1,426
2026	1,515
2027	1,285
2028	1,235
Thereafter	27,423
Total principal	34,311
Unamortized discount and deferred issuance costs	(1,732)
Total debt	$32,579

Debt Redemption – On  April 15, 2022, we redeemed all $750 million of outstanding 4.163% notes due July 15, 2022, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.

Credit Facilities – At December 31, 2023, we had $2.0 billion of credit available under our revolving credit facility, which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during 2023. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility, set to expire May 20, 2027, requires UPC to maintain an adjusted debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the adjusted debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At December 31, 2023, the Company was in compliance with the adjusted debt-to-EBITDA coverage ratio, which allows us to carry up to $44.4 billion of debt (as defined in the Facility), and we had $34.3 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During 2023, we issued $1.4 billion and repaid $1.6 billion of commercial paper with maturities ranging from 11 to 64 days. As of December 31, 2023 and 2022, we had $0 and $200 million of commercial paper outstanding, respectively. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

Shelf Registration Statement and Significant New Borrowings – In 2022, the Board of Directors reauthorized the issuance of up to $12.0 billion of debt securities. Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During 2023, we issued the following unsecured, fixed-rate debt securities under our shelf registration:

Date	Description of Securities
February 21, 2023	$0.50 billion of 4.750% Notes due February 21, 2026
$0.50 billion of 4.950% Notes due May 15, 2053

We used the net proceeds from the offerings for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At December 31, 2023, we had remaining authority to issue up to $5.6 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of December 31, 2023 and 2022, we recorded $0 and $100 million, respectively, of borrowings under our Receivables Facility, as secured debt. (See further discussion of our "Receivables Securitization Facility" section in Note 10.)

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

We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $831 million as of December 31, 2023, and are recorded as operating lease liabilities at present value in our Consolidated Statements of Financial Position.

16. Leases

We lease certain locomotives, freight cars, and other property for use in our rail operations.

The following are additional details related to our lease portfolio:

		Dec. 31,	Dec. 31,
Millions	Classification	2023	2022
Assets
Operating leases	Operating lease assets	$1,643	$1,672
Finance leases	Properties, net [a]	244	310
Total leased assets		$1,887	$1,982
Liabilities
Current
Operating	Accounts payable and other current liabilities	$355	$331
Finance	Debt due within one year	49	67
Noncurrent
Operating	Operating lease liabilities	1,245	1,300
Finance	Debt due after one year	109	167
Total lease liabilities		$1,758	$1,865

[a]	Finance lease assets are recorded net of accumulated amortization of $497 million and $658 million as of December 31, 2023 and 2022, respectively.

The lease cost components are classified as follows:

Millions	Dec 31, 2023	Dec 31, 2022
Operating lease cost [a]	$369	$338
Short-term lease cost	24	18
Variable lease cost	41	13
Finance lease cost
Amortization of leased assets [b]	38	52
Interest on lease liabilities [c]	8	12
Net lease cost	$480	$433

[a]	Operating lease cost is primarily reported in equipment and other rents in our Consolidated Statements of Income.
[b]	Amortization of leased assets is reported in depreciation in our Consolidated Statements of Income.
[c]	Interest on lease liabilities is reported in interest expense in our Consolidated Statements of Income.

The following table presents aggregate lease maturities as of December 31, 2023:

Millions	Operating Leases	Finance Leases	Total
2024	$361	$55	$416
2025	375	42	417
2026	296	35	331
2027	237	30	267
2028	199	11	210
After 2028	300	-	300
Total lease payments	$1,768	$173	$1,941
Less: Interest	168	15	183
Present value of lease liabilities	$1,600	$158	$1,758

The following table presents the weighted average remaining lease term and discount rate:

Dec. 31,
2023
Weighted-average remaining lease term (years)
Operating leases	5.8
Finance leases	3.5
Weighted-average discount rate (%)
Operating leases	3.6
Finance leases	4.5

The following table presents other information related to our operating and finance leases for the years ended December 31:

Millions	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$323	$319
Investing cash flows from operating leases	33	31
Operating cash flows from finance leases	9	15
Financing cash flows from finance leases	65	91
Leased assets obtained in exchange for finance lease liabilities	-	-
Leased assets obtained in exchange for operating lease liabilities	$241	$173

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

Approximately 95% of the recorded liability is related to asserted claims and approximately 5% is related to unasserted claims at December 31, 2023. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $383 million to $494 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions	2023	2022	2021
Beginning balance	$361	$325	$270
Current year accruals	112	107	93
Changes in estimates for prior years	89	55	48
Payments	(179)	(126)	(86)
Ending balance at December 31	$383	$361	$325
Current portion, ending balance at December 31	$113	$84	$64

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 333 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 32 sites that are the subject of actions taken by the U.S. government, including 20 that are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

Our environmental liability activity was as follows:

Millions	2023	2022	2021
Beginning balance	$253	$243	$233
Accruals	99	84	69
Payments	(107)	(74)	(59)
Ending balance at December 31	$245	$253	$243
Current portion, ending balance at December 31	$91	$67	$60

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

18. Share Repurchase Programs

Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. As of December 31, 2023, we repurchased a total of 19.6 million shares of our common stock under the 2022 authorization. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Our previous authorization, which was effective April 1, 2019, through March 31, 2022, was approved by our Board of Directors for up to 150 million shares of common stock. As of March 31, 2022, we repurchased a total of 83.3 million shares of our common stock under the 2019 authorization.

The table below represents shares repurchased under repurchase programs during 2023 and 2022:

	Number of Shares Purchased		Average Price Paid [a]
	2023	2022	2023	2022
First quarter [b]	2,908,703	11,014,201	$203.19	$249.95
Second quarter [c]	606,581	3,100,683	199.81	232.87
Third quarter	-	9,490,339	-	221.52
Fourth quarter	-	3,501,667	-	201.33
Total	3,515,284	27,106,890	$202.61	$231.76
Remaining number of shares that may be repurchased under current authority				80,392,027

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

UPRR had $1.8 billion and $1.7 billion recognized as investments related to TTX in our Consolidated Statements of Financial Position as of December 31, 2023 and 2022, respectively. TTX car hire expenses of $399 million in 2023, $402 million in 2022, and $375 million in 2021 are included in equipment and other rents in our Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $60 million and $68 million at December 31, 2023 and 2022, respectively.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2023, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on the next page.

February 8, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Union Pacific Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Union Pacific Corporation and Subsidiary Companies (the “Corporation”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Corporation and our report dated February 9, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Omaha, Nebraska

February 9, 2024

Item 9B. Other Information

On October 24, 2023, Elizabeth F. Whited, President, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 7,500 shares of Union Pacific Corporation common stock, of which 7,500 are to be acquired upon the exercise of vested stock options, between  February 14, 2024, and April 18, 2024, subject to certain conditions.

On December 15, 2023, Todd M. Rynaski, Senior Vice President and Chief Accounting, Risk, and Compliance Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 5,271 shares of Union Pacific Corporation common stock, of which 5,271 are to be acquired upon the exercise of vested stock options, between  March 15, 2024, and September 16, 2024, subject to certain conditions.

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

Information concerning compliance with Section 16(a) of the Securities Exchange Act of 1934 is set forth in the Delinquent Section 16(a) Reports segment of the Proxy Statement and is incorporated herein by reference.

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

Item 11. Executive Compensation

Information concerning compensation received by our directors and our named executive officers is presented in the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in Fiscal Year 2023, Outstanding Equity Awards at 2023 Fiscal Year-End, Option Exercises and Stock Vested in Fiscal Year 2023, Pension Benefits at 2023 Fiscal Year-End, Nonqualified Deferred Compensation at 2023 Fiscal Year-End, Potential Payments Upon Termination or Change in Control and Director Compensation in Fiscal Year 2023 segments of the Proxy Statement and is incorporated herein by reference. Additional information regarding compensation of directors, including Board committee members, is set forth in the By-Laws of UPC and the Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, both of which are included as exhibits to this report. Information regarding the Compensation and Benefits Committee is set forth in the Compensation Committee segment of the Proxy Statement and is incorporated herein by reference.

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

The following table summarizes the equity compensation plans under which UPC common stock may be issued as of December 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,438,300 [1]	$147.06 [1]	31,979,909	[2]
Total	2,438,300	$147.06	31,979,909

[1]	Includes 366,046 retention units that do not have an exercise price. Does not include 954,405 retention shares that have been issued and are outstanding.
[2]	Does not include the retention units or retention shares described above in footnote [1].

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information on related transactions is set forth in the Related Party Policy and Procedures segment of the Proxy Statement and is incorporated herein by reference. We do not have any relationship with any outside third-party that would enable such a party to negotiate terms of a material transaction that may not be available to, or available from, other parties on an arm’s-length basis.

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

Information concerning our Audit Committee’s policies and procedures pertaining to pre-approval of audit and non-audit services rendered by our independent registered public accounting firm is set forth in the Pre-approval of Audit and Non-Audit Services Policy segment of the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a)	Financial Statements, Financial Statement Schedules, and Exhibits:

(1) Financial Statements

The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8, on page 40.

(2) Financial Statement Schedules

Schedules have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Item 8, or notes thereto.

(3) Exhibits

Exhibits are listed in the exhibit index beginning on page 76. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.

UNION PACIFIC CORPORATION

Exhibit Index

Exhibit No.	Description

Filed with this Statement

10(a)†	Form of Performance Stock Unit Agreement dated February 8, 2024.

10(b)†	Form of Non-Qualified Stock Option Agreement for Executives dated February 8, 2024.

10(c)†	Performance Stock Unit Agreement dated February 8, 2024, for V. James Vena.

10(d)†	Non-Qualified Option Agreement dated February 8, 2024, for V. James Vena.

10(e)†	Supplemental Pension Plan for Officers and Managers (409A Non-Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended November 1, 2023.

21	List of the Corporation’s significant subsidiaries and their respective states of incorporation.

23	Independent Registered Public Accounting Firm’s Consent.

24	Powers of attorney executed by the directors of UPC.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - V. James Vena.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Jennifer L. Hamann.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - V. James Vena and Jennifer L. Hamann.

101

The following financial and related information from Union Pacific Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023 (filed with the SEC on February 9, 2024), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (a) Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021, (b) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021, (c) Consolidated Statements of Financial Position at December 31, 2023 and 2022, (d) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, (e) Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2023, 2022, and 2021, and (f) the Notes to the Consolidated Financial Statements.

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

4(d)	Form of 4.750% Note due 2026 is incorporated by reference to Exhibit 4.1 to the Corporation’s Current Report on Form 8-K dated February 21, 2023.

4(e)	Form of 4.950% Note due 2053 is incorporated by reference to Exhibit 4.2 to the Corporation’s Current Report on Form 8-K dated February 21. 2023.

Certain instruments evidencing long-term indebtedness of UPC are not filed as exhibits because the total amount of securities authorized under any single such instrument does not exceed 10% of the Corporation’s total consolidated assets. UPC agrees to furnish the Commission with a copy of any such instrument upon request by the Commission.

10(f)†	Transition and Separation Agreement between the Corporation, the Railroad and Lance M. Fritz dated August 11, 2023, is incorporated by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated August 11, 2023.

10(g)†	Union Pacific Corporation Key Employee Continuity Plan, as amended December 10, 2021, is incorporated herein by reference to Exhibit 10(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

10(h)†

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

10(j)†

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

10(l)†	Deferred Compensation Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, as amended December 9, 2020, is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

10(m)†

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

10(p)†

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

10(r)†	Union Pacific Corporation 2021 Stock Incentive Plan, effective as of May 13, 2021 is incorporated by reference to Exhibit 99.1 to the Corporation's Form S-8 dated May 25, 2021.

10(s)

Amended and Restated Registration Rights Agreement, dated as of July 12, 1996, among UPC, UP Holding Company, Inc., Union Pacific Merger Co. and Southern Pacific Rail Corporation (SP) is incorporated herein by reference to Annex J to the Joint Proxy Statement/Prospectus included in Post-Effective Amendment No. 2 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(t)

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

10(u)

Supplemental Agreement, dated November 18, 1995, between UPC, UPRR, MPRR, SP, SPT, D&RGW, SLSRC and SPCSL, on the one hand, and BN and Santa Fe, on the other hand, is incorporated herein by reference to Exhibit 10.12 to UPC’s Registration Statement on Form S-4 (No. 33-64707).

10(v)†	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

10(w)†	Form of 2021 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

10(x)†	Form of 2022 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

10(y)†	Form of 2023 Long Term Plan Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

10(z)†

Executive Incentive Plan (2005) - Deferred Compensation Program, dated December 21, 2005 is incorporated herein by reference to Exhibit 10(g) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2005.

97	Union Pacific Corporation Policy for Recoupment of Certain Compensation, amended and restated effective October 2, 2023, is incorporated by reference to Exhibit 10(a) to the Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 2023.

† Indicates a management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 9th day of February, 2024.

UNION PACIFIC CORPORATION

By	/s/ V. James Vena
V. James Vena,
Chief Executive Officer
Union Pacific Corporation

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 9th day of February, 2024, by the following persons on behalf of the registrant and in the capacities indicated.

PRINCIPAL EXECUTIVE OFFICER
AND DIRECTOR:

	By	/s/ V. James Vena
V. James Vena,
Chief Executive Officer
Union Pacific Corporation

PRINCIPAL FINANCIAL OFFICER:

	By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

	By	/s/ Todd M. Rynaski
Todd M. Rynaski,
Senior Vice President and
Chief Accounting, Risk, and
Compliance Officer

DIRECTORS:

William J. DeLaney*	Michael R. McCarthy*
David B. Dillon*	Doyle R. Simons*
Sheri H. Edison*	John K. Tien*
Teresa M. Finley*	John P. Wiehoff*
Deborah C. Hopkins*	Christopher J. Williams*
Jane H. Lute*

* By	/s/ Craig V. Richardson
Craig V. Richardson, Attorney-in-fact