Form 10-Q
period 2024-03-31
UNION PACIFIC CORP
filed 2024-04-25
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

☐ Yes     ☑ No

As of April 19, 2024, there were 610,122,122 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2024	2023
Operating revenues:
Freight revenues	$5,616	$5,656
Other revenues	415	400
Total operating revenues	6,031	6,056
Operating expenses:
Compensation and benefits	1,223	1,179
Fuel	658	766
Purchased services and materials	613	653
Depreciation	594	572
Equipment and other rents	216	235
Other	355	357
Total operating expenses	3,659	3,762
Operating income	2,372	2,294
Other income, net (Note 6)	92	184
Interest expense	(324)	(336)
Income before income taxes	2,140	2,142
Income tax expense	(499)	(512)
Net income	$1,641	$1,630
Share and Per Share (Note 7):
Earnings per share - basic	$2.69	$2.67
Earnings per share - diluted	$2.69	$2.67
Weighted average number of shares - basic	609.2	610.6
Weighted average number of shares - diluted	610.2	611.5

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended March 31,	2024	2023
Net income	$1,641	$1,630
Other comprehensive income/(loss):
Defined benefit plans	1	(1)
Foreign currency translation	3	23
Unrealized gain on derivative instruments	-	-
Total other comprehensive income/(loss) [a]	4	22
Comprehensive income	$1,645	$1,652

[a]	Net of deferred taxes of ($0) million during both the three months ended March 31, 2024 and 2023.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	Mar. 31,	Dec. 31,
Millions, Except Share and Per Share Amounts	2024	2023
Assets
Current assets:
Cash and cash equivalents	$925	$1,055
Short-term investments (Note 12)	20	16
Accounts receivable, net (Note 9)	2,162	2,073
Materials and supplies	770	743
Other current assets	317	261
Total current assets	4,194	4,148
Investments	2,651	2,605
Properties, net (Note 10)	57,590	57,398
Operating lease assets	1,453	1,643
Other assets	1,378	1,338
Total assets	$67,266	$67,132
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 11)	$3,801	$3,683
Debt due within one year (Note 13)	733	1,423
Total current liabilities	4,534	5,106
Debt due after one year (Note 13)	31,195	31,156
Operating lease liabilities	1,016	1,245
Deferred income taxes	13,146	13,123
Other long-term liabilities	1,710	1,714
Commitments and contingencies (Note 14)
Total liabilities	51,601	52,344
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,113,042,000 and
1,112,854,806 issued; 610,088,307 and 609,703,814 outstanding, respectively	2,783	2,782
Paid-in-surplus	5,213	5,193
Retained earnings	62,940	62,093
Treasury stock	(54,661)	(54,666)
Accumulated other comprehensive loss (Note 8)	(610)	(614)
Total common shareholders' equity	15,665	14,788
Total liabilities and common shareholders' equity	$67,266	$67,132

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended March 31,	2024	2023
Operating Activities
Net income	$1,641	$1,630
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	594	572
Deferred and other income taxes	23	52
Other operating activities, net	(80)	(117)
Changes in current assets and liabilities:
Accounts receivable, net	(89)	(59)
Materials and supplies	(27)	13
Other current assets	(55)	(73)
Accounts payable and other current liabilities	(220)	(437)
Income and other taxes	335	259
Cash provided by operating activities	2,122	1,840
Investing Activities
Capital investments	(797)	(772)
Other investing activities, net	(5)	(33)
Cash used in investing activities	(802)	(805)
Financing Activities
Debt repaid	(1,358)	(647)
Dividends paid	(795)	(795)
Debt issued (Note 13)	400	1,199
Net issued/(paid) commercial paper (Note 13)	296	(102)
Share repurchase programs (Note 15)	-	(575)
Other financing activities, net	6	(7)
Cash used in financing activities	(1,451)	(927)
Net change in cash, cash equivalents, and restricted cash	(131)	108
Cash, cash equivalents, and restricted cash at beginning of year	1,074	987
Cash, cash equivalents, and restricted cash at end of period	$943	$1,095
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$135	$156
Common shares repurchased but not yet paid	5	15
Cash paid during the period for:
Income taxes, net of refunds	$(46)	$(35)
Interest, net of amounts capitalized	(463)	(454)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$925	$1,079
Restricted cash equivalents in other current assets	10	7
Restricted cash equivalents in other assets	8	9
Total cash, cash equivalents and restricted cash equivalents per above	$943	$1,095

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2023	1,112.6	(500.2)	$2,782	$5,080	$58,887	$(54,004)	$(582)	$12,163
Net income			-	-	1,630	-	-	1,630
Other comprehensive income/(loss)			-	-	-	-	22	22
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.3	0.1	-	19	-	4	-	23
Share repurchase programs (Note 15)	-	(2.9)	-	-	-	(591)	-	(591)
Dividends declared ($1.30 per share)	-	-	-	-	(793)	-	-	(793)
Balance at March 31, 2023	1,112.9	(503.0)	$2,782	$5,099	$59,724	$(54,591)	$(560)	$12,454

Balance at January 1, 2024	1,112.9	(503.2)	$2,782	$5,193	$62,093	$(54,666)	$(614)	$14,788
Net income			-	-	1,641	-	-	1,641
Other comprehensive income/(loss)			-	-	-	-	4	4
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.1	0.2	1	20	-	5	-	26
Share repurchase programs (Note 15)	-	-	-	-	-	-	-	-
Dividends declared ($1.30 per share)	-	-	-	-	(794)	-	-	(794)
Balance at March 31, 2024	1,113.0	(503.0)	$2,783	$5,213	$62,940	$(54,661)	$(610)	$15,665

[a]	AOCI = accumulated other comprehensive income/loss (Note 8)
[b]	ESPP = employee stock purchase plan

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2023 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2023, is derived from audited financial statements. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results for the entire year ending December 31, 2024.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires business entities to enhance disclosures about significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, and early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on our related disclosures.

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

The following table represents a disaggregation of our freight and other revenues:

Millions, for the Three Months Ended March 31,	2024	2023
Bulk	$1,817	$1,897
Industrial	2,104	2,017
Premium	1,695	1,742
Total freight revenues	$5,616	$5,656
Other subsidiary revenues	217	235
Accessorial revenues	174	151
Other	24	14
Total operating revenues	$6,031	$6,056

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenues from shipments to and from Mexico. Included in the above table are revenues from our Mexico business, which amounted to $790 million and $712 million for the three months ended March 31, 2024 and 2023, respectively.

4. Stock-Based Compensation

We have several stock-based compensation plans where employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. Employees also are able to participate in our employee stock purchase plan (ESPP).

Information regarding stock-based compensation expense appears in the table below:

Millions, for the Three Months Ended March 31,	2024	2023
Stock-based compensation, before tax:
Stock options	$4	$4
Retention awards	17	18
ESPP	5	6
Total stock-based compensation, before tax	$26	$28
Excess income tax benefits from equity compensation plans	$9	$6

Stock Options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at March 31, 2024, are subject to performance or market-based vesting conditions.

The table below shows the annual weighted-average assumptions used for Black-Scholes valuation purposes:

Weighted-Average Assumptions	2024	2023
Risk-free interest rate	4.2%	3.9%
Dividend yield	2.1%	2.6%
Expected life (years)	4.4	4.5
Volatility	28.7%	29.3%
Weighted-average grant-date fair value of options granted	$61.75	$48.31

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

A summary of stock option activity during the three months ended March 31, 2024, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2024	2,072	$180.56	5.9	$135
Granted	305	248.82	N/A	N/A
Exercised	(102)	127.77	N/A	N/A
Forfeited or expired	(5)	223.49	N/A	N/A
Outstanding at March 31, 2024	2,270	$192.01	6.3	$123
Vested or expected to vest at March 31, 2024	2,251	$191.67	6.3	$123
Options exercisable at March 31, 2024	1,642	$176.86	5.3	$113

At March 31, 2024, there was $30 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years. Additional information regarding stock option exercises appears in the following table:

Millions, for the Three Months Ended March 31,	2024	2023
Intrinsic value of stock options exercised	$12	$4
Cash received from option exercises	15	4
Treasury shares repurchased for employee payroll taxes	(4)	(1)
Income tax benefit realized from option exercises	3	1
Aggregate grant-date fair value of stock options vested	15	14

Retention Awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 4 years, and dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2024, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	996	$207.76
Granted	211	248.77
Vested	(241)	186.27
Forfeited	(15)	218.56
Nonvested at March 31, 2024	951	$222.13

At March 31, 2024, there was $118 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.8 years.

Performance Stock Unit Awards – In February 2024, our Board of Directors approved performance stock unit grants. This plan is based on performance targets for annual return on invested capital (ROIC) and operating income growth (OIG) compared to companies in the S&P 100 Industrials Index plus the Class I railroads. We define ROIC as net operating profit adjusted for interest expense (including interest on average operating lease liabilities) and taxes on interest divided by average invested capital adjusted for average operating lease liabilities.

The February 2024 stock units awarded to executives are subject to continued employment for 37 months, the attainment of certain levels of ROIC, and the relative three-year OIG. We expense two-thirds of the fair value of the units that are probable of being earned based on our forecasted ROIC over the three-year performance period, and with respect to the third year of the plan, we expense the remaining one-third of the fair value subject to the relative three-year OIG. We measure the fair value of performance stock units based upon the closing price of the underlying common stock as of the date of grant. Dividend equivalents are accumulated during the service period and paid to participants only after the units are earned.

Changes in our performance stock unit awards during the three months ended March 31, 2024, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	617	$204.50
Granted	227	248.82
Vested	(119)	204.59
Unearned	(70)	204.45
Forfeited	(7)	221.41
Nonvested at March 31, 2024	648	$219.83

At March 31, 2024, there was $28 million of total unrecognized compensation expense related to nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 2.0 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension benefit/cost were as follows:

Millions, for the Three Months Ended March 31,	2024	2023
Service cost	$13	$13
Interest cost	46	46
Expected return on plan assets	(63)	(62)
Amortization of actuarial loss	2	2
Net periodic pension (benefit)/cost	$(2)	$(1)

Cash Contributions

For the three months ended March 31, 2024, cash contributions totaled $0 to the qualified pension plans. Any contributions made during 2024 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31, 2024, we do not have minimum cash funding requirements for 2024.

6. Other Income

Other income included the following:

Millions, for the Three Months Ended March 31,	2024	2023
Real estate income [a]	$65	$176
Net periodic pension benefit/(costs)	15	14
Non-operating property environmental remediation and restoration	(6)	(19)
Other	18	13
Total	$92	$184

[a]	2023 includes a one-time $107 million transaction.

7. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

Millions, Except Per Share Amounts, for the Three Months Ended March 31,	2024	2023
Net income	$1,641	$1,630
Weighted-average number of shares outstanding:
Basic	609.2	610.6
Dilutive effect of stock options	0.5	0.4
Dilutive effect of retention shares and units	0.5	0.5
Diluted	610.2	611.5
Earnings per share - basic	$2.69	$2.67
Earnings per share - diluted	$2.69	$2.67
Stock options excluded as their inclusion would be anti-dilutive	0.5	0.8

8. Accumulated Other Comprehensive Income/Loss

Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at January 1, 2024	$(484)	$(146)	$16	$(614)
Other comprehensive income/(loss) before reclassifications	2	3	-	5
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(1)	-	-	(1)
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($0) million	1	3	-	4
Balance at March 31, 2024	$(483)	$(143)	$16	$(610)

Balance at January 1, 2023	$(378)	$(204)	$-	$(582)
Other comprehensive income/(loss) before reclassifications	-	23	-	23
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(1)	-	-	(1)
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($0) million	(1)	23	-	22
Balance at March 31, 2023	$(379)	$(181)	$-	$(560)

[a]	Related to interest rate swaps from equity method investments.
[b]	The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.

9. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. At both  March 31, 2024, and December 31, 2023, our accounts receivable were reduced by $9 million. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At  March 31, 2024, and December 31, 2023, receivables classified as other assets were reduced by allowances of $78 million and $71 million, respectively.

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

The amount recorded under the Receivables Facility was $400 million and $0 at March 31, 2024, and December 31, 2023, respectively. The Receivables Facility was supported by $1.8 billion and $1.7 billion of accounts receivable as collateral at March 31, 2024, and December 31, 2023, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $1 million and $3 million for the three months ended  March 31, 2024 and 2023 , respectively.

10. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of March 31, 2024	Cost	Depreciation	Value	Useful Life
Land	$5,429	$ N/A	$5,429	N/A
Road:
Rail and other track material	18,952	7,420	11,532	46
Ties	12,064	3,958	8,106	34
Ballast	6,373	2,095	4,278	34
Other roadway [a]	23,290	5,450	17,840	47
Total road	60,679	18,923	41,756	N/A
Equipment:
Locomotives	9,481	3,642	5,839	18
Freight cars	2,789	983	1,806	23
Work equipment and other	1,335	545	790	17
Total equipment	13,605	5,170	8,435	N/A
Technology and other	1,394	588	806	12
Construction in progress	1,164	-	1,164	N/A
Total	$82,271	$24,681	$57,590	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2023	Cost	Depreciation	Value	Useful Life
Land	$5,426	$ N/A	$5,426	N/A
Road:
Rail and other track material	18,837	7,344	11,493	42
Ties	11,985	3,895	8,090	34
Ballast	6,345	2,061	4,284	34
Other roadway [a]	23,175	5,368	17,807	47
Total road	60,342	18,668	41,674	N/A
Equipment:
Locomotives	9,295	3,591	5,704	18
Freight cars	2,765	956	1,809	23
Work equipment and other	1,344	546	798	17
Total equipment	13,404	5,093	8,311	N/A
Technology and other	1,388	574	814	12
Construction in progress	1,173	-	1,173	N/A
Total	$81,733	$24,335	$57,398	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

11. Accounts Payable and Other Current Liabilities

	Mar. 31,	Dec. 31,
Millions	2024	2023
Income and other taxes payable	$1,019	$685
Accounts payable	814	856
Compensation-related accruals	512	533
Current operating lease liabilities	322	355
Accrued casualty costs	306	307
Interest payable	238	389
Equipment rents payable	106	98
Other	484	460
Total accounts payable and other current liabilities	$3,801	$3,683

12. Financial Instruments

Short-Term Investments – All of the Company's short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of March 31, 2024, and December 31, 2023, the Company had $20 million and $16 million of short-term investments, respectively. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At March 31, 2024, the fair value of total debt was $26.8 billion, approximately $5.1 billion less than the carrying value. At December 31, 2023, the fair value of total debt was $28.5 billion, approximately $4.1 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

13. Debt

Credit Facilities – At March 31, 2024, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during the three months ended  March 31, 2024. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility, set to expire May 20, 2027, requires UPC to maintain an adjusted debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the adjusted debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At  March 31, 2024 , the Company was in compliance with the adjusted debt-to-EBITDA coverage ratio, which allows us to carry up to $44.5 billion of debt (as defined in the Facility), and we had $33.7 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150  million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2024, we issued $298 million and repaid $0 of commercial paper with maturities ranging from 29 to 57 days, and at March 31, 2024, we had $298 million of commercial paper with a weighted average interest rate of 5.4% outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

Shelf Registration Statement and Significant New Borrowings – We filed an automatic shelf registration statement with the SEC that became effective on February 13, 2024. The Board of Directors authorized the issuance of up to $9.0 billion of debt securities, replacing the prior Board authorization in February 2022, which had $5.6 billion of authority remaining. Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the three months ended March 31, 2024, we did not issue any debt securities under this registration statement. At March 31, 2024, we had remaining authority from the Board of Directors to issue up to $9.0 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of March 31, 2024, and December 31, 2023, we recorded $400 million and $0, respectively, of borrowings under our Receivables Facility as secured debt. (See further discussion in the "Receivables Securitization Facility" section of Note 9).

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

Approximately 95% of the recorded liability is related to asserted claims and approximately 5% is related to unasserted claims at March 31, 2024. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $376 million to $487 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Three Months Ended March 31,	2024	2023
Beginning balance	$383	$361
Current year accruals	29	27
Changes in estimates for prior years	(4)	7
Payments	(32)	(16)
Ending balance at March 31,	$376	$379
Current portion, ending balance at March 31,	$112	$84

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 349 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 32 sites that are the subject of actions taken by the U.S. government, including 20 that are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

Our environmental liability activity was as follows:

Millions, for the Three Months Ended March 31,	2024	2023
Beginning balance	$245	$253
Accruals	28	44
Payments	(19)	(26)
Ending balance at March 31,	$254	$271
Current portion, ending balance at March 31,	$92	$74

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

15. Share Repurchase Programs

Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. As of  March 31, 2024, we repurchased a total of 19.6 million shares of our common stock under the 2022 authorization. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

The table below represents shares repurchased under repurchase programs in the three months ended March 31, 2024 and 2023:

	Number of Shares Purchased		Average Price Paid
	2024	2023	2024	2023
First quarter	-	2,908,703	$-	$203.19
Remaining number of shares that may be repurchased under current authority				80,392,027

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

UPRR had $1.8 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both  March 31, 2024, and December 31, 2023. TTX car hire expenses of $102 million and $103 million for the three months ended March 31, 2024 and 2023, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $69 million and $60 million at  March 31, 2024, and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024, Compared to

Three Months Ended March 31, 2023

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

Critical Accounting Estimates

The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting estimates are available in Item 7 of our 2023 Annual Report on Form 10-K. During the first three months of 2024, there have not been any significant changes with respect to our critical accounting estimates.

RESULTS OF OPERATIONS

Quarterly Summary

The Company reported earnings of $2.69 per diluted share on net income of $1.6 billion and an operating ratio of 60.7% in the first quarter of 2024 compared to earnings of $2.67 per diluted share on net income of $1.6 billion and an operating ratio of 62.1% for the first quarter of 2023. Freight revenues decreased 1% in the first quarter of 2024 compared to the same period in 2023 driven by a 1% decline in volume. ARC was flat as lower fuel surcharge revenues were offset by core pricing gains and positive mix of traffic (for example, a relative decrease in coal shipments, which have a lower ARC). Volume decreases were primarily driven by weaker demand for coal, domestic intermodal, and rock shipments. These declines were partially offset by international intermodal and petroleum product shipments.

Our overall network fluidity improved compared to the first quarter of 2023 driven by our focus on service improvements and operational excellence, which was supported by ample train crew and locomotive resources. Network fluidity enables us to effectively utilize all our resources as reflected in our performance metrics. Locomotive productivity improved 10% compared to the first quarter of 2023. We reduced our active locomotive fleet by approximately 500 compared to 2023, but we are keeping a buffer to flex the fleet size with volume or to recover from network disruptions. Workforce productivity improved 1% despite a 4% increase in our train, engine, and yard employees to support increased crew needs associated with less available workdays because of new sick leave and work/rest agreements. In addition, we are maintaining an adequate training pipeline to provide a capacity buffer to enable responsiveness in an ever-changing demand and operating environment. Both intermodal and manifest/autos service performance index and train length improved from the first quarter last year. This on-going transformation of our network improves our service product, improves resource utilization, and lowers our overall cost structure.

Operating expenses decreased 3% compared to the first quarter of 2023 due to productivity and lower fuel prices. These decreases were partially offset by inflation, increased train, engine, and yard workforce levels, and higher depreciation. Operating income of $2.4 billion increased 3%, and our operating ratio of 60.7% improved 1.4 points from the first quarter of 2023.

Operating Revenues

Millions, for the Three Months Ended March 31,	2024	2023	Change %
Freight revenues	$5,616	$5,656	(1)%
Other subsidiary revenues	217	235	(8)
Accessorial revenues	174	151	15
Other	24	14	71
Total	$6,031	$6,056	-%

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

Freight revenues decreased 1% in the first quarter of 2024 compared to the same period in 2023 driven by a 1% decline in volume. ARC was flat as lower fuel surcharge revenues were offset by core pricing gains and positive mix of traffic (for example, a relative decrease in coal shipments, which have a lower ARC). Volume decreases were primarily driven by weaker demand for coal, domestic intermodal, and rock shipments. These declines were partially offset by international intermodal and petroleum product shipments.

Each of our commodity groups includes revenues from fuel surcharges. Freight revenues from fuel surcharge programs decreased to $665 million in the first quarter of 2024 compared to $883 million in the same period of 2023 due to lower fuel prices, the lag impact on fuel prices rising throughout the quarter (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries), and lower volume.

Other subsidiary revenues decreased in the first quarter of 2024 compared to 2023 primarily driven by a weaker demand for domestic intermodal shipments at our subsidiary that brokers intermodal and transload logistics services. Accessorial revenues increased in the first quarter of 2024 compared to 2023 driven by a one-time contract settlement.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues
Millions, for the Three Months Ended March 31,	2024	2023	Change %
Grain & grain products	$943	$943	-%
Fertilizer	201	186	8
Food & refrigerated	285	263	8
Coal & renewables	388	505	(23)
Bulk	1,817	1,897	(4)
Industrial chemicals & plastics	572	536	7
Metals & minerals	515	536	(4)
Forest products	338	332	2
Energy & specialized markets	679	613	11
Industrial	2,104	2,017	4
Automotive	611	587	4
Intermodal	1,084	1,155	(6)
Premium	1,695	1,742	(3)
Total	$5,616	$5,656	(1)%

Revenue Carloads
Thousands, for the Three Months Ended March 31,	2024	2023	Change %
Grain & grain products	210	202	4%
Fertilizer	47	45	4
Food & refrigerated	46	44	5
Coal & renewables	177	216	(18)
Bulk	480	507	(5)
Industrial chemicals & plastics	164	157	4
Metals & minerals	170	188	(10)
Forest products	53	52	2
Energy & specialized markets	154	139	11
Industrial	541	536	1
Automotive	207	200	4
Intermodal [a]	739	734	1
Premium	946	934	1
Total	1,967	1,977	(1)%

Average Revenue per Car
for the Three Months Ended March 31,	2024	2023	Change %
Grain & grain products	$4,494	$4,668	(4)%
Fertilizer	4,271	4,135	3
Food & refrigerated	6,231	5,963	4
Coal & renewables	2,189	2,341	(6)
Bulk	3,787	3,743	1
Industrial chemicals & plastics	3,486	3,402	2
Metals & minerals	3,030	2,853	6
Forest products	6,297	6,384	(1)
Energy & specialized markets	4,416	4,408	-
Industrial	3,886	3,760	3
Automotive	2,947	2,944	-
Intermodal [a]	1,468	1,573	(7)
Premium	1,792	1,866	(4)
Average	$2,855	$2,861	-%

[a]	For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. Freight revenues from bulk shipments decreased in the first quarter of 2024 compared to 2023 due to a 5% decline in volume and lower fuel surcharge revenues, partially offset by a positive mix of traffic from decreased coal shipments and core pricing gains. Volume declines were driven by reduced use of coal in electricity generation because of low natural gas prices and mild winter weather, partially offset by first quarter 2023 outages and service challenges due to repeated snow events in Wyoming that negatively impacted coal volumes.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments increased in the first quarter of 2024 compared to 2023 due to core pricing gains, positive mix of traffic from decreased short haul rock shipments and higher soda ash shipments, and volume increases, partially offset by lower fuel surcharge revenues. Volume increased 1% in the first quarter of 2024 compared to 2023 driven by strength in petroleum and export soda ash, partially offset by lower demand for rock due to weather, high inventories, and softness in Southern markets.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenues decreased in the first quarter of 2024 compared to 2023 due to lower fuel surcharge revenues, partially offset by core pricing gains and 1% volume growth. While international intermodal increased due to strong demand coming from West Coast imports, that growth was partially offset by declines in domestic intermodal shipments due to soft market conditions. Automotive shipments increased 4% in the first quarter of 2024 compared to 2023 driven by business wins and continued strength from dealer inventory replenishment.

Mexico Business – Each of our commodity groups includes revenues from shipments to and from Mexico. Revenues from Mexico business increased 11% to $790 million in the first quarter of 2024 compared to 2023 driven by a 7% volume increase and a 4% increase in average revenue per car. Volume increases were driven by higher grain and automotive shipments.

Operating Expenses

Millions, for the Three Months Ended March 31,	2024	2023	Change %
Compensation and benefits	$1,223	$1,179	4%
Fuel	658	766	(14)
Purchased services and materials	613	653	(6)
Depreciation	594	572	4
Equipment and other rents	216	235	(8)
Other	355	357	(1)
Total	$3,659	$3,762	(3)%

Operating expenses decreased 3% in the first quarter of 2024 compared to 2023 driven by productivity and lower fuel prices. These decreases were partially offset by inflation, increased train, engine, and yard workforce levels, and higher depreciation. Additionally, weather-related costs declined in the first quarter 2024 compared to 2023.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. For the first quarter of 2024, expenses increased 4% compared to 2023 due to wage inflation and a 4% increase in train, engine, and yard employees to support increased crew needs associated with less available workdays because of new sick leave benefits and work/rest agreements. In addition, we are maintaining an adequate training pipeline to provide a capacity buffer to enable responsiveness in an ever-changing demand and operating environment. Partially offsetting these increases was productivity associated with improved network fluidity and lower employee levels excluding train, engine, and yard employees.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense decreased in the first quarter of 2024 compared to 2023 driven by a decrease in locomotive diesel fuel prices; improved fuel consumption rate, computed as gallons of fuel consumed divided by gross ton-miles in thousands; and slightly lower gross ton-miles. Locomotive diesel fuel prices averaged $2.81 and $3.22 per gallon (including taxes and transportation costs) in the first quarter of 2024 and 2023, respectively.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 6% in the first quarter of 2024 compared to 2023 primarily due to a contract settlement, decline in our active locomotive fleet as productivity improved 10%, and decreased volume-related drayage cost incurred at one of our subsidiaries, partially offset by inflation.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was up 4% for the first quarter of 2024 compared to 2023 driven by a higher depreciable asset base.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expense, offset by equity income from certain equity method investments. Equipment and other rents expenses decreased 8% in the first quarter of 2024 compared to 2023 driven by improved cycle times and lower lease expense, partially offset by inflation and increased demand in commodities utilizing freight cars owned by others.

Other – Other expenses include state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental remediation; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other costs decreased 1% in the first quarter of 2024 compared to 2023 driven by lower personal injury and environmental remediation costs, partially offset by higher bad debt expense and higher freight loss and damage costs.

Non-Operating Items

Millions, for the Three Months Ended March 31,	2024	2023	Change %
Other income, net	$92	$184	(50)%
Interest expense	(324)	(336)	(4)
Income tax expense	(499)	(512)	(3)

Other Income, net – Other income decreased in the first quarter of 2024 compared to 2023 driven by a one-time $107 million real estate transaction in 2023.

Interest Expense – Interest expense decreased in the first quarter of 2024 compared to 2023 due to a decreased weighted-average debt level of $32.3 billion in 2024 compared to $33.5 billion in 2023. The effective interest rate was 4.0% in both periods.

Income Tax Expense – Income tax expense decreased in the first quarter of 2024 compared to 2023 driven by lower state income tax rates, which resulted in a lower effective tax rate.

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

Railroad performance measures are included in the table below:

For the Three Months Ended March 31,	2024	2023	Change	%
Gross ton-miles (GTMs) (billions)	206.0	206.6		-%
Revenue ton-miles (billions)	101.3	103.8		(2)
Freight car velocity (daily miles per car) [a]	203	196	4
Average train speed (miles per hour) [a]	24.1	24.1	-
Average terminal dwell time (hours) [a]	23.5	24.0		(2)
Locomotive productivity (GTMs per horsepower day)	135	123	10
Train length (feet)	9,287	9,159	1
Intermodal service performance index (%)	95	81	14	pts
Manifest/Automotive service performance index (%)	87	80	7	pts
Workforce productivity (car miles per employee)	1,000	989	1
Total employees (average)	31,052	31,532		(2)
Operating ratio (%)	60.7	62.1	(1.4	)pts

[a]	As reported to the STB.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased slightly and 2%, respectively, in the first quarter of 2024 compared to 2023, driven by a 1% decline in carloadings. Changes in commodity mix drove the variances in year-over-year decreases between gross ton-miles, revenue ton-miles, and carloads (lower coal shipments, which are generally heavier).

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Train speed was flat and average terminal dwell time improved in the first quarter of 2024 compared to 2023 as network fluidity improved. While we experienced winter weather challenges in both years, the impact in 2024 was less severe and our recovery period was shorter. The improvement in network fluidity drove a 4% improvement in freight car velocity.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower available. Locomotive productivity increased 10% in the first quarter of 2024 compared to 2023 driven by improved network fluidity and asset utilization. We reduced our active locomotive fleet by approximately 500 compared to 2023.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length increased 1% in the first quarter of 2024 compared to 2023 due to train length improvement initiatives and increases in international intermodal shipments, which generally move on longer trains.

Service Performance Index (SPI) – SPI is a ratio of the service customers are currently receiving relative to the best monthly performance over the last three years. Measuring our performance relative to a historical benchmark demonstrates our focus on continuously improving service for our customers, and we believe it is a better indicator of service performance than the previously disclosed Trip Plan Compliance. SPI does not replace the service commitments we have contractually agreed to with a small number of customers. Our SPI is calculated for intermodal and manifest/automotive products. Intermodal SPI improved 14 points in the first quarter of 2024 compared to 2023. Manifest/automotive SPI improved 7 points in the first quarter of 2024 compared to 2023. Improved network fluidity, as evidenced by faster freight car velocity and lower terminal dwell, drove these improvements.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 1% in the first quarter of 2024 as average daily car miles decreased slightly and employees decreased 2% compared to 2023. While the overall employee levels decreased 2% in the first quarter of 2024 compared to 2023, our train, engine, and yard employees increased 4% to support increased crew needs associated with less available workdays because of new sick leave and work/rest agreements. In addition, we are maintaining an adequate training pipeline to provide a capacity buffer to enable responsiveness in an ever-changing demand and operating environment.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. Our first quarter 2024 operating ratio of 60.7% improved 1.4 points compared to 2023 mainly due to productivity initiatives and core pricing gains, partially offset by inflation, the year-over-year impact from lower fuel prices, and other cost increases.

Debt / Net Income
Millions, Except Ratios	Mar. 31,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2024	2023
Debt	$31,928	$32,579
Net income	6,390	6,379
Debt / net income	5.0	5.1

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Mar. 31,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2024	2023
Net income	$6,390	$6,379
Add:
Income tax expense	1,841	1,854
Depreciation	2,340	2,318
Interest expense	1,328	1,340
EBITDA	$11,899	$11,891
Adjustments:
Other income, net	(399)	(491)
Interest on operating lease liabilities [b]	48	58
Adjusted EBITDA	$11,548	$11,458
Debt	$31,928	$32,579
Operating lease liabilities	1,338	1,600
Adjusted debt	$33,266	$34,179
Adjusted debt / adjusted EBITDA	2.9	3.0

[a]	The trailing twelve months income statement information ended March 31, 2024, is recalculated by taking the twelve months ended December 31, 2023, subtracting the three months ended March 31, 2023, and adding the three months ended March 31, 2024.
[b]	Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

Adjusted debt (total debt plus operating lease liabilities plus after-tax unfunded pension and OPEB (other post retirement benefit) obligations) to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is debt to net income ratio. The tables above provide reconciliations from net income to adjusted EBITDA, debt to adjusted debt, and debt to net income to adjusted debt to adjusted EBITDA. At both March 31, 2024, and December 31, 2023, the incremental borrowing rate on operating leases was 3.6%. Pension and OPEB were funded at March 31, 2024, and December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions, for the Three Months Ended March 31,	2024	2023
Cash provided by operating activities	$2,122	$1,840
Cash used in investing activities	(802)	(805)
Cash used in financing activities	(1,451)	(927)
Net change in cash, cash equivalents and restricted cash	$(131)	$108

Operating Activities

Cash provided by operating activities increased in the first three months of 2024 compared to the same period of 2023 due primarily to 2023 payments of $383 million for agreements reached with our labor unions and higher net income.

Investing Activities

Cash used in investing activities slightly decreased in the first three months of 2024 compared to the same period of 2023.

The table below details cash capital investments:

Millions, for the Three Months Ended March 31,	2024	2023
Rail and other track material	$124	$142
Ties	100	120
Ballast	35	48
Other [a]	120	154
Total road infrastructure replacements	379	464
Line expansion and other capacity projects	40	23
Commercial facilities	38	63
Total capacity and commercial facilities	78	86
Locomotives and freight cars [b]	246	136
Technology and other	94	86
Total cash capital investments [c]	$797	$772

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]	Locomotives and freight cars include early lease buyouts of $96 million in 2024 and $8 million in 2023.
[c]	Weather-related damages for the three months ended March 31, 2024 and 2023, are immaterial.

Capital Plan

In 2024, we expect our capital plan to be approximately $3.4 billion, down 8% from 2023. Roughly half of the year-over-year decrease is attributable to the 2023 purchase of a small trucking and transload operator and related real estate assets. We plan to continue to make investments to support our growth strategy, harden our infrastructure, replace older assets, and improve the safety and resiliency of the network. In addition, the plan includes investments in growth-related projects to drive more carloads to the network, certain ramps to efficiently handle volumes from new and existing intermodal customers, continued modernization of our locomotive fleet, and projects intended to improve operational efficiency. The capital plan may be revised if business conditions warrant or if new laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities increased in the first three months of 2024 compared to the same period of 2023 driven by an increase in debt repaid and decrease in debt issued, partially offset by a decrease in share repurchases.

See Note 13 of the Condensed Consolidated Financial Statements for a description of all our outstanding financing arrangements and significant new borrowings and Note 15 of the Condensed Consolidated Financial Statements for a description of our share repurchase programs.

Free Cash Flow – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Cash flow conversion rate is defined as cash provided by operating activities less cash used for capital investments as a ratio of net income.

Free cash flow and cash flow conversion rate are not considered financial measures under GAAP by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe free cash flow and cash flow conversion rate are important to management and investors in evaluating our financial performance and measures our ability to generate cash without external financing. Free cash flow and cash flow conversion rate should be considered in addition to, rather than as a substitute for, cash provided by operating activities.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions, for the Three Months Ended March 31,	2024	2023
Cash provided by operating activities	$2,122	$1,840
Cash used in investing activities	(802)	(805)
Dividends paid	(795)	(795)
Free cash flow	$525	$240

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions, for the Three Months Ended March 31,	2024	2023
Cash provided by operating activities	$2,122	$1,840
Cash used in capital investments	(797)	(772)
Total (a)	$1,325	$1,068
Net income (b)	$1,641	$1,630
Cash flow conversion rate (a/b)	81%	66%

Current Liquidity Status

We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volumes.

During the first quarter of 2024, we generated $2.1 billion of cash provided by operating activities, drew $400 million on the Receivables Facility, and paid our quarterly dividend. On March 31, 2024, we had $925 million of cash and cash equivalents, $2.0 billion of credit available under our revolving credit facility, and $400 million undrawn on the Receivables Facility. We have been, and we expect to continue to be, in compliance with our debt covenants.

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

The following table identifies material obligations as of March 31, 2024:

		Apr. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2024	2025	2026	2027	2028	2028
Debt [a]	$59,413	$1,107	$2,991	$2,617	$2,348	$2,294	$48,056
Purchase obligations [b]	2,675	860	734	592	222	156	111
Operating leases [c]	1,487	168	343	270	216	190	300
Other post retirement benefits [d]	382	33	40	40	39	39	191
Finance lease obligations [e]	154	35	42	36	30	11	-
Total contractual obligations	$64,111	$2,203	$4,150	$3,555	$2,855	$2,690	$48,658

[a]	Excludes finance lease obligations of $141 million as well as unamortized discount and deferred issuance costs of ($1,724) million. Includes an interest component of $25,902 million.
[b]	Purchase obligations include locomotive maintenance contracts; purchase commitments for ties, ballast, and rail; and agreements to purchase other goods and services.
[c]	Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $149 million.
[d]	Includes estimated other post retirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.
[e]	Represents total obligations, including interest component of $13 million.

OTHER MATTERS

Asserted and Unasserted Claims – See Note 14 to the Condensed Consolidated Financial Statements.

Indemnities – See Note 14 to the Condensed Consolidated Financial Statements.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, statements and information set forth under the captions “Liquidity and Capital Resources” regarding our capital plan, share repurchase programs, contractual obligations, and "Other Matters" in this Item 2 of Part I. Forward-looking statements and information also include any other statements or information in this report (including information incorporated herein by reference) regarding: potential impacts of public health crises, including pandemics, epidemics, and the outbreak of other contagious disease, such as COVID; the Russia-Ukraine and Israel-Hamas wars and other geopolitical tensions in the middle east, and any impacts on our business operations, financial results, liquidity, and financial position, and on the world economy (including customers, employees, and supply chains), including as a result of fluctuations in volume and carloadings; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations as to hiring challenges; availability of employees; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications (including those discussed in response to increased traffic); expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, cyber-attacks or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words, phrases, or expressions.

Forward-looking statements should not be read as a guarantee of future performance, results, or outcomes, and will not necessarily be accurate indications of the times that, or by which, such performance, results, or outcomes will be achieved, if ever. Forward-looking statements and information are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements and information. Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control, and many of these risks and uncertainties are currently amplified by and may continue to be amplified by, or in the future may be amplified by, among other things, macroeconomic and geopolitical conditions.

The Risk Factors in Item 1A of our 2023 Annual Report on Form 10-K, filed February 9, 2024, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in any forward-looking statements or information. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q, Form 8-K, or subsequent Form 10-K. All forward-looking statements are qualified by, and should be read in conjunction with, these Risk Factors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2023 Annual Report on Form 10-K.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Environmental, Item 7, and Note 17 of the Financial Statements and Supplementary Data, Item 8, of our 2023 Annual Report on Form 10-K.

Item 1A. Risk Factors

For a discussion of our potential risks and uncertainties, see the risk factors disclosed in our Form 10-K for the year ended December 31, 2023. These risks could materially and adversely affect our business, financial condition, results of operations (including revenues and profitability), and/or stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the first quarter of 2024:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jan. 1 through Jan. 31	900	$241.89	-	80,392,027
Feb. 1 through Feb. 29	115,993	249.73	-	80,392,027
Mar. 1 through Mar. 31	285	250.95	-	80,392,027
Total	117,178	$249.67	-	N/A

[a]	Total number of shares purchased during the quarter includes 117,178 shares delivered or attested to UPC by employees to pay stock option exercise prices and satisfy tax withholding obligations for stock option exercises or vesting of retention units or retention shares.
[b]	Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing, manner, and amount of these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On January 29, 2024, Kenny G. Rocker, Executive Vice President - Marketing and Sales, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 27,387 shares of Union Pacific Corporation common stock, of which 27,387 are to be acquired upon the exercise of vested stock options, between April 29, 2024, and January 31, 2025, subject to certain conditions.

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

101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2024 (filed with the SEC on April 25, 2024), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended March 31, 2024 and 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2024, and December 31, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2024 and 2023, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2024 and 2023, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated: April 25, 2024

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Senior Vice President and
Chief Accounting, Risk, and Compliance Officer
(Principal Accounting Officer)