Form 10-Q
period 2024-06-30
UNION PACIFIC CORP
filed 2024-07-25
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

☐ Yes     ☑ No

As of July 19, 2024, there were 609,197,628 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended June 30,	2024	2023
Operating revenues:
Freight revenues	$5,638	$5,569
Other revenues	369	394
Total operating revenues	6,007	5,963
Operating expenses:
Compensation and benefits	1,187	1,269
Fuel	625	664
Purchased services and materials	644	650
Depreciation	596	577
Equipment and other rents	219	248
Other	336	351
Total operating expenses	3,607	3,759
Operating income	2,400	2,204
Other income, net (Note 6)	103	93
Interest expense	(319)	(339)
Income before income taxes	2,184	1,958
Income tax expense (Note 7)	(511)	(389)
Net income	$1,673	$1,569
Share and per share (Note 8):
Earnings per share - basic	$2.75	$2.58
Earnings per share - diluted	$2.74	$2.57
Weighted average number of shares - basic	609.4	608.7
Weighted average number of shares - diluted	610.3	609.5

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended June 30,	2024	2023
Net income	$1,673	$1,569
Other comprehensive income/(loss):
Defined benefit plans	-	6
Foreign currency translation	4	21
Unrealized gain on derivative instruments	-	16
Total other comprehensive income/(loss) [a]	4	43
Comprehensive income	$1,677	$1,612

[a]	Net of deferred taxes of $0 million and ($3) million during the three months ended June 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Six Months Ended June 30,	2024	2023
Operating revenues:
Freight revenues	$11,254	$11,225
Other revenues	784	794
Total operating revenues	12,038	12,019
Operating expenses:
Compensation and benefits	2,410	2,448
Fuel	1,283	1,430
Purchased services and materials	1,257	1,303
Depreciation	1,190	1,149
Equipment and other rents	435	483
Other	691	708
Total operating expenses	7,266	7,521
Operating income	4,772	4,498
Other income, net (Note 6)	195	277
Interest expense	(643)	(675)
Income before income taxes	4,324	4,100
Income tax expense (Note 7)	(1,010)	(901)
Net income	$3,314	$3,199
Share and per share (Note 8):
Earnings per share - basic	$5.44	$5.25
Earnings per share - diluted	$5.43	$5.24
Weighted average number of shares - basic	609.3	609.6
Weighted average number of shares - diluted	610.3	610.5

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Six Months Ended June 30,	2024	2023
Net income	$3,314	$3,199
Other comprehensive income/(loss):
Defined benefit plans	1	5
Foreign currency translation	7	44
Unrealized gain on derivative instruments	-	16
Total other comprehensive income/(loss) [a]	8	65
Comprehensive income	$3,322	$3,264

[a]	Net of deferred taxes of ($0) million and ($3) million during the six months ended June 30, 2024 and 2023, respectively

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	Jun. 30,	Dec. 31,
Millions, Except Share and Per Share Amounts	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,137	$1,055
Short-term investments (Note 13)	20	16
Accounts receivable, net (Note 10)	2,118	2,073
Materials and supplies	807	743
Other current assets	416	261
Total current assets	4,498	4,148
Investments	2,705	2,605
Properties, net (Note 11)	57,835	57,398
Operating lease assets	1,386	1,643
Other assets	1,393	1,338
Total assets	$67,817	$67,132
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,560	$3,683
Debt due within one year (Note 14)	727	1,423
Total current liabilities	4,287	5,106
Debt due after one year (Note 14)	31,165	31,156
Operating lease liabilities	988	1,245
Deferred income taxes	13,166	13,123
Other long-term liabilities	1,722	1,714
Commitments and contingencies (Note 15)
Total liabilities	51,328	52,344
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,113,031,441 and
1,112,854,806 issued; 609,727,377 and 609,703,814 outstanding, respectively	2,783	2,782
Paid-in-surplus	5,249	5,193
Retained earnings	63,820	62,093
Treasury stock	(54,757)	(54,666)
Accumulated other comprehensive loss (Note 9)	(606)	(614)
Total common shareholders' equity	16,489	14,788
Total liabilities and common shareholders' equity	$67,817	$67,132

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Six Months Ended June 30,	2024	2023
Operating Activities
Net income	$3,314	$3,199
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,190	1,149
Deferred and other income taxes	43	36
Other operating activities, net	(68)	(126)
Changes in current assets and liabilities:
Accounts receivable, net	(45)	70
Materials and supplies	(64)	(1)
Other current assets	(127)	(86)
Accounts payable and other current liabilities	(13)	(340)
Income and other taxes	(197)	(43)
Cash provided by operating activities	4,033	3,858
Investing Activities
Capital investments	(1,699)	(1,607)
Other investing activities, net	107	(67)
Cash used in investing activities	(1,592)	(1,674)
Financing Activities
Debt repaid	(1,807)	(1,664)
Dividends paid	(1,588)	(1,588)
Debt issued (Note 14)	800	1,599
Net issued/(paid) commercial paper (Note 14)	297	19
Share repurchase programs (Note 16)	(100)	(705)
Other financing activities, net	30	11
Cash used in financing activities	(2,368)	(2,328)
Net change in cash, cash equivalents, and restricted cash	73	(144)
Cash, cash equivalents, and restricted cash at beginning of year	1,074	987
Cash, cash equivalents, and restricted cash at end of period	$1,147	$843
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$173	$207
Common shares repurchased but not yet paid	15	6
Cash paid during the period for:
Income taxes, net of refunds	$(1,146)	$(826)
Interest, net of amounts capitalized	(635)	(628)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$1,137	$830
Restricted cash equivalents in other current assets	2	4
Restricted cash equivalents in other assets	8	9
Total cash, cash equivalents, and restricted cash equivalents per above	$1,147	$843

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at April 1, 2023	1,112.9	(503.0)	$2,782	$5,099	$59,724	$(54,591)	$(560)	$12,454
Net income			-	-	1,569	-	-	1,569
Other comprehensive income/(loss)			-	-	-	-	43	43
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.1	-	29	-	13	-	42
Share repurchase programs (Note 16)	-	(0.6)	-	-	-	(121)	-	(121)
Dividends declared ($1.30 per share)	-	-	-	-	(793)	-	-	(793)
Balance at June 30, 2023	1,112.9	(503.5)	$2,782	$5,128	$60,500	$(54,699)	$(517)	$13,194

Balance at April 1, 2024	1,113.0	(503.0)	$2,783	$5,213	$62,940	$(54,661)	$(610)	$15,665
Net income			-	-	1,673	-	-	1,673
Other comprehensive income/(loss)			-	-	-	-	4	4
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.2	-	36	-	15	-	51
Share repurchase programs (Note 16)	-	(0.5)	-	-	-	(111)	-	(111)
Dividends declared ($1.30 per share)	-	-	-	-	(793)	-	-	(793)
Balance at June 30, 2024	1,113.0	(503.3)	$2,783	$5,249	$63,820	$(54,757)	$(606)	$16,489

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2023	1,112.6	(500.2)	$2,782	$5,080	$58,887	$(54,004)	$(582)	$12,163
Net income			-	-	3,199	-	-	3,199
Other comprehensive income/(loss)			-	-	-	-	65	65
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.3	0.2	-	48	-	17	-	65
Share repurchase programs (Note 16)	-	(3.5)	-	-	-	(712)	-	(712)
Dividends declared ($2.60 per share)	-	-	-	-	(1,586)	-	-	(1,586)
Balance at June 30, 2023	1,112.9	(503.5)	$2,782	$5,128	$60,500	$(54,699)	$(517)	$13,194

Balance at January 1, 2024	1,112.9	(503.2)	$2,782	$5,193	$62,093	$(54,666)	$(614)	$14,788
Net income			-	-	3,314	-	-	3,314
Other comprehensive income/(loss)			-	-	-	-	8	8
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.1	0.4	1	56	-	20	-	77
Share repurchase programs (Note 16)	-	(0.5)	-	-	-	(111)	-	(111)
Dividends declared ($2.60 per share)	-	-	-	-	(1,587)	-	-	(1,587)
Balance at June 30, 2024	1,113.0	(503.3)	$2,783	$5,249	$63,820	$(54,757)	$(606)	$16,489

[a]	AOCI = accumulated other comprehensive income/loss (Note 9)
[b]	ESPP = employee stock purchase plan

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2023 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2023, is derived from audited financial statements. The results of operations for the six months ended June 30, 2024, are not necessarily indicative of the results for the entire year ending December 31, 2024.

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

The following table represents a disaggregation of our freight and other revenues:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2024	2023	2024	2023
Bulk	$1,721	$1,757	$3,538	$3,654
Industrial	2,123	2,086	4,227	4,103
Premium	1,794	1,726	3,489	3,468
Total freight revenues	$5,638	$5,569	$11,254	$11,225
Other subsidiary revenues	212	220	429	455
Accessorial revenues	131	149	305	300
Other	26	25	50	39
Total operating revenues	$6,007	$5,963	$12,038	$12,019

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenues from shipments to and from Mexico. Included in the above table are revenues from our Mexico business, which amounted to $744 million and $689 million for the three months ended June 30, 2024 and 2023, respectively, and $1.5 billion and $1.4 billion for the six months ended  June 30, 2024 and 2023, respectively.

4. Stock-Based Compensation

We have several stock-based compensation plans where employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. Employees also are able to participate in our employee stock purchase plan (ESPP).

Information regarding stock-based compensation expense appears in the table below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2024	2023	2024	2023
Stock-based compensation, before tax:
Stock options	$5	$4	$9	$8
Retention awards	18	15	35	33
ESPP	5	5	10	11
Total stock-based compensation, before tax	$28	$24	$54	$52
Excess income tax benefits from equity compensation plans	$1	$1	$10	$7

Stock Options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at June 30, 2024, are subject to performance or market-based vesting conditions.

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

A summary of stock option activity during the six months ended June 30, 2024, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2024	2,072	$180.56	5.9	$135
Granted	305	248.82	N/A	N/A
Exercised	(152)	139.36	N/A	N/A
Forfeited or expired	(19)	228.80	N/A	N/A
Outstanding at June 30, 2024	2,206	$192.42	6.1	$87
Vested or expected to vest at June 30, 2024	2,188	$192.10	6.1	$87
Options exercisable at June 30, 2024	1,591	$177.29	5.0	$82

At June 30, 2024, there was $24 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years. Additional information regarding stock option exercises appears in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2024	2023	2024	2023
Intrinsic value of stock options exercised	$4	$3	$16	$7
Cash received from option exercises	9	4	24	8
Treasury shares repurchased for employee payroll taxes	(1)	(1)	(5)	(2)
Income tax benefit realized from option exercises	1	1	4	2
Aggregate grant-date fair value of stock options vested	-	-	15	14

Retention Awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 4 years, and dividends and dividend equivalents are paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2024, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	996	$207.76
Granted	211	248.75
Vested	(243)	186.53
Forfeited	(26)	219.25
Nonvested at June 30, 2024	938	$222.16

At June 30, 2024, there was $101 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.6 years.

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

Changes in our performance stock unit awards during the six months ended June 30, 2024, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	617	$204.50
Granted	227	248.82
Vested	(119)	204.67
Unearned	(70)	204.45
Forfeited	(21)	227.05
Nonvested at June 30, 2024	634	$219.60

At June 30, 2024, there was $23 million of total unrecognized compensation expense related to nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 1.7 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension benefit/cost were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2024	2023	2024	2023
Service cost	$14	$12	$27	$25
Interest cost	46	46	92	92
Expected return on plan assets	(63)	(62)	(126)	(124)
Amortization of actuarial loss	2	2	4	4
Net periodic pension (benefit)/cost	$(1)	$(2)	$(3)	$(3)

Cash Contributions

For the six months ended June 30, 2024, cash contributions totaled $0 to the qualified pension plans. Any contributions made during 2024 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2024, we do not have minimum cash funding requirements for 2024.

6. Other Income

Other income included the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions	2024	2023	2024	2023
Real estate income [a]	$57	$69	$122	$245
Net periodic pension benefit/(costs)	15	14	30	28
Interest from IRS refund claims	24	-	24	-
Non-operating property environmental remediation and restoration	(8)	(3)	(14)	(22)
Other	15	13	33	26
Total	$103	$93	$195	$277

[a]	The six-months ended June 30, 2023, includes a one-time $107 million transaction.

7. Income Taxes

In the second quarter of 2024, the state of Arkansas enacted legislation to reduce its corporate income tax rate for future years resulting in an $8 million reduction of our deferred tax expense.

In the second quarter of 2023, the state of Nebraska enacted legislation to reduce its corporate income tax rate for future years resulting in a $73 million reduction of our deferred tax expense.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions, Except Per Share Amounts	2024	2023	2024	2023
Net income	$1,673	$1,569	$3,314	$3,199
Weighted-average number of shares outstanding:
Basic	609.4	608.7	609.3	609.6
Dilutive effect of stock options	0.4	0.3	0.5	0.4
Dilutive effect of retention shares and units	0.5	0.5	0.5	0.5
Diluted	610.3	609.5	610.3	610.5
Earnings per share - basic	$2.75	$2.58	$5.44	$5.25
Earnings per share - diluted	$2.74	$2.57	$5.43	$5.24
Stock options excluded as their inclusion would be anti-dilutive	0.5	1.0	0.5	0.9

9. Accumulated Other Comprehensive Income/Loss

Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at April 1, 2024	$(483)	$(143)	$16	$(610)
Other comprehensive income/(loss) before reclassifications	-	4	-	4
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	-	-	-	-
Net quarter-to-date other comprehensive income/(loss), net of taxes of $0 million	-	4	-	4
Balance at June 30, 2024	$(483)	$(139)	$16	$(606)

Balance at April 1, 2023	$(379)	$(181)	$-	$(560)
Other comprehensive income/(loss) before reclassifications	6	21	16	43
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	-	-	-	-
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($3) million	6	21	16	43
Balance at June 30, 2023	$(373)	$(160)	$16	$(517)

[a]	Related to interest rate swaps from equity method investments.
[b]
The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at January 1, 2024	$(484)	$(146)	$16	$(614)
Other comprehensive income/(loss) before reclassifications	2	7	-	9
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(1)	-	-	(1)
Net year-to-date other comprehensive income/(loss), net of taxes of ($0) million	1	7	-	8
Balance at June 30, 2024	$(483)	$(139)	$16	$(606)

Balance at January 1, 2023	$(378)	$(204)	$-	$(582)
Other comprehensive income/(loss) before reclassifications	6	44	16	66
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(1)	-	-	(1)
Net year-to-date other comprehensive income/(loss), net of taxes of ($3) million	5	44	16	65
Balance at June 30, 2023	$(373)	$(160)	$16	$(517)

[a]	Related to interest rate swaps from equity method investments.
[b]	The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable includes freight and other receivables reduced by an allowance for doubtful accounts. At June 30, 2024, and December 31, 2023, our accounts receivable were reduced by $12 million and $9 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At  June 30, 2024, and December 31, 2023, receivables classified as other assets were reduced by allowances of $79 million and $71 million, respectively.

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

The amount recorded under the Receivables Facility was $400 million and $0 at June 30, 2024, and December 31, 2023, respectively. During the six months ended June 30, 2024, we issued $800 million and repaid $400 million under the Receivables Facility. The Receivables Facility was supported by $1.8 billion and $1.7 billion of accounts receivable as collateral at June 30, 2024, and December 31, 2023, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $4 million and $1 million for the three months ended  June 30, 2024 and 2023 , respectively, and $5 million and $4 million for the six   months ended   June 30, 2024 and 2023 , respectively.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of June 30, 2024	Cost	Depreciation	Value	Useful Life
Land	$5,438	$ N/A	$5,438	N/A
Road:
Rail and other track material	19,065	7,494	11,571	46
Ties	12,165	4,010	8,155	34
Ballast	6,415	2,122	4,293	34
Other roadway [a]	23,512	5,527	17,985	47
Total road	61,157	19,153	42,004	N/A
Equipment:
Locomotives	9,532	3,665	5,867	18
Freight cars	2,933	1,011	1,922	23
Work equipment and other [b]	1,168	455	713	17
Total equipment	13,633	5,131	8,502	N/A
Technology and other	1,421	609	812	12
Construction in progress	1,079	-	1,079	N/A
Total	$82,728	$24,893	$57,835	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2023	Cost	Depreciation	Value	Useful Life
Land	$5,426	$ N/A	$5,426	N/A
Road:
Rail and other track material	18,837	7,344	11,493	42
Ties	11,985	3,895	8,090	34
Ballast	6,345	2,061	4,284	34
Other roadway [a]	23,175	5,368	17,807	47
Total road	60,342	18,668	41,674	N/A
Equipment:
Locomotives	9,295	3,591	5,704	18
Freight cars	2,765	956	1,809	23
Work equipment and other	1,344	546	798	17
Total equipment	13,404	5,093	8,311	N/A
Technology and other	1,388	574	814	12
Construction in progress	1,173	-	1,173	N/A
Total	$81,733	$24,335	$57,398	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.
[b]	For retirements of depreciable railroad properties that do not occur in the normal course of business, a gain or loss may be recognized if the retirement meets each of the following three conditions: (a) is unusual, (b) is material in amount, and (c) varies significantly from the retirement profile identified through our depreciation studies. In the second quarter of 2024, we sold a large portion of an intermodal equipment asset class resulting in a $46 million gain recognized in other expense in our Condensed Consolidated Statements of Income.

12. Accounts Payable and Other Current Liabilities

	Jun. 30,	Dec. 31,
Millions	2024	2023
Accounts payable	$870	$856
Compensation-related accruals	561	533
Income and other taxes payable	522	685
Interest payable	372	389
Accrued casualty costs	363	307
Current operating lease liabilities	317	355
Equipment rents payable	106	98
Other	449	460
Total accounts payable and other current liabilities	$3,560	$3,683

13. Financial Instruments

Short-Term Investments – All of the Company's short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of June 30, 2024, and December 31, 2023, the Company had $20 million and $16 million of short-term investments, respectively. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At June 30, 2024, the fair value of total debt was $25.9 billion, approximately $6.0 billion less than the carrying value. At December 31, 2023, the fair value of total debt was $28.5 billion, approximately $4.1 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At June 30, 2024, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during the six months ended  June 30, 2024. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility, set to expire May 20, 2027, requires UPC to maintain an adjusted debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the adjusted debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of ERISA, and unamortized debt discount and deferred debt issuance costs. At  June 30, 2024 , the Company was in compliance with the adjusted debt-to-EBITDA coverage ratio, which allows us to carry up to $45.3 billion of debt (as defined in the Facility), and we had $33.6 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150  million cross-default provision and a change-of-control provision.

During the six months ended June 30, 2024, we issued $598 million and repaid $298 million of commercial paper with maturities ranging from 27 to 57 days, and at June 30, 2024, we had $300 million of commercial paper with a weighted average interest rate of 5.4% outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

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

During the six months ended June 30, 2024, we did not issue any debt securities under this registration statement. At June 30, 2024, we had remaining authority from the Board of Directors to issue up to $9.0 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of June 30, 2024, and December 31, 2023, we recorded $400 million and $0, respectively, of borrowings under our Receivables Facility as secured debt. (See further discussion in the "Receivables Securitization Facility" section of Note 10).

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

Approximately 92% of the recorded liability is related to asserted claims and approximately 8% is related to unasserted claims at June 30, 2024. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $387 million to $502 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Six Months Ended June 30,	2024	2023
Beginning balance	$383	$361
Current year accruals	58	52
Changes in estimates for prior years	-	31
Payments	(54)	(77)
Ending balance at June 30,	$387	$367
Current portion, ending balance at June 30,	$109	$98

Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 350 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 31 sites that are the subject of actions taken by the U.S. government, including 19 that are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

Our environmental liability activity was as follows:

Millions, for the Six Months Ended June 30,	2024	2023
Beginning balance	$245	$253
Accruals	78	62
Payments	(50)	(50)
Ending balance at June 30,	$273	$265
Current portion, ending balance at June 30,	$119	$78

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

16. Share Repurchase Programs

Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. As of  June 30, 2024, we repurchased a total of 20.1 million shares of our common stock under the 2022 authorization. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

The table below represents shares repurchased under repurchase programs in the six months ended June 30, 2024 and 2023:

	Number of Shares Purchased		Average Price Paid
	2024	2023	2024	2023
First quarter	-	2,908,703	$-	$203.19
Second quarter	492,320	606,581	225.96	199.81
Total	492,320	3,515,284	$225.96	$202.61
Remaining number of shares that may be repurchased under current authority				79,899,707

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

17. Related Parties

UPRR and other North American railroad companies jointly own TTX Company (TTX). UPRR has a 37.03% economic interest in TTX while the other North American railroads own the remaining interest. In accordance with ASC 323 Investments - Equity Method and Joint Venture, UPRR applies the equity method of accounting to our investment in TTX.

TTX is a rail car pooling company that owns rail cars and intermodal wells to serve North America’s railroads. TTX assists railroads in meeting the needs of their customers by providing rail cars in an efficient, pooled environment. All railroads have the ability to utilize TTX rail cars through car hire by renting rail cars at stated rates.

UPRR had $1.9 billion and $1.8 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of June 30, 2024, and December 31, 2023, respectively. TTX car hire expenses of $107 million and $102 million for the three months ended June 30, 2024 and 2023, respectively, and $209 million and $205 million for the six months ended June 30, 2024 and 2023, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $72 million and $60 million at  June 30, 2024, and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Six Months Ended June 30, 2024, Compared to

Three and Six Months Ended June 30, 2023

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

Critical Accounting Estimates

The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting estimates are available in Item 7 of our 2023 Annual Report on Form 10-K. During the first six months of 2024, there have not been any significant changes with respect to our critical accounting estimates.

RESULTS OF OPERATIONS

Quarterly Summary

The Company reported earnings of $2.74 per diluted share on net income of $1.7 billion and an operating ratio of 60.0% in the second quarter of 2024 compared to earnings of $2.57 per diluted share on net income of $1.6 billion and an operating ratio of 63.0% for the second quarter of 2023. Freight revenues increased 1% in the second quarter of 2024 compared to the same period in 2023 driven by core pricing gains and a slight increase in volume, partially offset by negative mix (for example, a relative increase in international intermodal shipments, which have a lower average revenue per car (ARC)) and lower fuel surcharge revenues. Volume increases were primarily driven by international intermodal and fertilizer, mostly offset by weaker demand for coal and rock shipments.

During the second quarter of 2024 our network was challenged by multiple weather events. While no individual event was catastrophic, the frequency and cumulative effect did impact our overall network fluidity. Our focus on operational excellence and resiliency was supported by ample train crew and locomotive resources, which enabled us to recover from each of these events quickly. As a result, freight car velocity was flat despite repeated interruptions. Locomotive productivity improved 6% compared to the second quarter of 2023 as we reduced our active locomotive fleet by approximately 300 units compared to the end of the second quarter of 2023, while utilizing our capacity buffer throughout the quarter to flex the fleet size and recover from the weather events. Workforce productivity improved 5% as our active train, engine, and yard (TE&Y) employees increased 1% year over year while the remainder of our workforce declined 9%. Although we have fewer TE&Y employees in training versus the second quarter of 2023, we are still maintaining an adequate training pipeline to provide a buffer to enable responsiveness in an ever-changing demand and operating environment. We also have additional TE&Y employees to cover increased needs associated with less available workdays because of new sick leave benefits and work/rest agreements (new labor agreements). Both intermodal service performance index and train length improved from the second quarter of 2023 while manifest/automotive service performance index remained flat with that portion of the network more impacted by the weather events.

Operating expenses decreased 4% compared to the second quarter of 2023 due to productivity, a one-time $67 million expense in 2023 from ratification of a crew staffing agreement with the International Association of Sheet Metal, Air, Rail and Transportation Workers (2023 ratification charge), a $46 million gain on the sale of intermodal equipment in 2024, and lower fuel prices. These decreases were partially offset by inflation, derailment costs, higher environmental remediation costs at a legacy site, and higher depreciation. Operating income of $2.4 billion increased 9%, and our operating ratio of 60.0% improved 3.0 points from the second quarter of 2023.

Operating Revenues

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2024	2023	Change	2024	2023	Change
Freight revenues	$5,638	$5,569	1%	$11,254	$11,225	-%
Other subsidiary revenues	212	220	(4)	429	455	(6)
Accessorial revenues	131	149	(12)	305	300	2
Other	26	25	4	50	39	28
Total	$6,007	$5,963	1%	$12,038	$12,019	-%

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

Freight revenues increased 1% in the second quarter of 2024 compared to the same period in 2023 driven by core pricing gains and a slight increase in volume, partially offset by negative mix, due to the relative increase in lower ARC international intermodal shipments, and lower fuel surcharge revenues. Volume increases were primarily driven by international intermodal and fertilizer, partially offset by weaker demand for coal and rock shipments.

Each of our commodity groups includes revenues from fuel surcharges. Freight revenues from fuel surcharge programs decreased to $669 million in the second quarter of 2024 compared to $707 million in the same period of 2023 due to lower fuel prices and the lag impact on fuel prices (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries), partially offset by higher volume.

Other subsidiary revenues decreased in the second quarter and six-month periods of 2024 compared to 2023 primarily driven by a weaker demand for intermodal shipments at our subsidiary that brokers intermodal and transload logistics services. Accessorial revenues decreased in the second quarter of 2024 compared to 2023 driven by lower intermodal accessorial revenues. Year-to-date, accessorial revenues increased in 2024 compared to the same period in 2023 driven by a one-time contract settlement in the first quarter of 2024, partially offset by lower intermodal accessorial revenues in the first half of 2024.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Six Months Ended
Freight Revenues	June 30,			June 30,
Millions	2024	2023	Change	2024	2023	Change
Grain & grain products	$901	$890	1%	$1,844	$1,833	1%
Fertilizer	203	183	11	404	369	9
Food & refrigerated	278	255	9	563	518	9
Coal & renewables	339	429	(21)	727	934	(22)
Bulk	1,721	1,757	(2)	3,538	3,654	(3)
Industrial chemicals & plastics	593	545	9	1,165	1,081	8
Metals & minerals	530	562	(6)	1,045	1,098	(5)
Forest products	342	347	(1)	680	679	-
Energy & specialized markets	658	632	4	1,337	1,245	7
Industrial	2,123	2,086	2	4,227	4,103	3
Automotive	659	625	5	1,270	1,212	5
Intermodal	1,135	1,101	3	2,219	2,256	(2)
Premium	1,794	1,726	4	3,489	3,468	1
Total	$5,638	$5,569	1%	$11,254	$11,225	-%

	Three Months Ended			Six Months Ended
Revenue Carloads	June 30,			June 30,
Thousands	2024	2023	Change	2024	2023	Change
Grain & grain products	200	197	2%	410	399	3%
Fertilizer	62	48	29	109	93	17
Food & refrigerated	46	44	5	92	88	5
Coal & renewables	158	203	(22)	335	419	(20)
Bulk	466	492	(5)	946	999	(5)
Industrial chemicals & plastics	169	164	3	333	321	4
Metals & minerals	184	210	(12)	354	398	(11)
Forest products	55	55	-	108	107	1
Energy & specialized markets	147	144	2	301	283	6
Industrial	555	573	(3)	1,096	1,109	(1)
Automotive	218	213	2	425	413	3
Intermodal [a]	798	749	7	1,537	1,483	4
Premium	1,016	962	6	1,962	1,896	3
Total	2,037	2,027	-%	4,004	4,004	-%

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Average Revenue per Car	2024	2023	Change	2024	2023	Change
Grain & grain products	$4,493	$4,527	(1)%	$4,493	$4,598	(2)%
Fertilizer	3,311	3,830	(14)	3,727	3,978	(6)
Food & refrigerated	5,943	5,740	4	6,086	5,851	4
Coal & renewables	2,156	2,107	2	2,173	2,228	(2)
Bulk	3,692	3,568	3	3,740	3,657	2
Industrial chemicals & plastics	3,507	3,336	5	3,497	3,368	4
Metals & minerals	2,885	2,677	8	2,955	2,760	7
Forest products	6,249	6,337	(1)	6,272	6,360	(1)
Energy & specialized markets	4,462	4,388	2	4,439	4,398	1
Industrial	3,825	3,646	5	3,855	3,701	4
Automotive	3,033	2,928	4	2,991	2,935	2
Intermodal [a]	1,421	1,471	(3)	1,444	1,521	(5)
Premium	1,766	1,794	(2)	1,779	1,829	(3)
Average	$2,768	$2,748	1%	$2,811	$2,804	-%

[a]	For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. Freight revenues from bulk shipments decreased in the second quarter and six-month periods of 2024 compared to 2023 due to a 5% decline in volume and lower fuel surcharge revenues, partially offset by a positive mix of traffic from decreased coal shipments and core pricing gains. Volume declines in both periods were driven by reduced use of coal in electricity generation because of low natural gas prices. In addition, year-to-date coal volumes were negatively impacted by mild winter weather, partially offset by first quarter of 2023 outages and service challenges due to repeated snow events in Wyoming that negatively impacted coal volumes. Additionally, the volume declines in both periods were partially offset by increased fertilizer shipments in the second quarter of 2024 due to strong demand and a 2023 customer outage.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments increased in the second quarter and six-month periods of 2024 compared to 2023 due to core pricing gains and positive mix of traffic from decreased short haul rock shipments and higher soda ash shipments, partially offset by lower fuel surcharge revenues and volume declines. Volume decreased in both periods were driven by lower demand for rock, due to weather, high inventories, and softness in Southern markets, partially offset by strength in petroleum.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenues increased in the second quarter and six-month periods of 2024 compared to 2023 due to increased volume and core pricing gains, partially offset by lower fuel surcharge revenues and negative mix. While international intermodal increased in both periods due to strong demand coming through West Coast imports, that growth was partially offset in the six-month period of 2024 by declines in domestic intermodal shipments due to soft market conditions in the first quarter of 2024. Finished automotive shipments increased in both periods of 2024 compared to 2023 driven by business wins and continued strength from dealer inventory replenishment, while automotive parts decreased in both periods.

Mexico Business – Each of our commodity groups includes revenues from shipments to and from Mexico. Revenues from Mexico business increased 8% to $744 million in the second quarter of 2024 compared to 2023 driven by a 3% volume increase and a 5% increase in ARC. Year-to-date, revenues from Mexico business increased 10% compared to the same period in 2023 driven by 5% volume increase and 4% increase in ARC. Volume increases in both periods were driven by higher grain and finished automotive shipments, partially offset by automotive parts shipments.

Operating Expenses

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2024	2023	Change	2024	2023	Change
Compensation and benefits	$1,187	$1,269	(6)%	$2,410	$2,448	(2)%
Fuel	625	664	(6)	1,283	1,430	(10)
Purchased services and materials	644	650	(1)	1,257	1,303	(4)
Depreciation	596	577	3	1,190	1,149	4
Equipment and other rents	219	248	(12)	435	483	(10)
Other	336	351	(4)	691	708	(2)
Total	$3,607	$3,759	(4)%	$7,266	$7,521	(3)%

Operating expenses decreased in the second quarter and six-month period of 2024 compared to 2023 driven by productivity, the 2023 ratification charge, a gain on the sale of intermodal equipment in 2024, and lower fuel prices. These decreases were partially offset by inflation, derailment costs, higher environmental remediation costs at a legacy site, and higher depreciation. Additionally, year-to-date weather-related costs declined as the winter weather was not as impactful in the first quarter of 2024 compared to 2023.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. For the second quarter and six-month periods of 2024, expenses decreased 6% and 2%, respectively, compared to 2023 due to the 2023 ratification charge and lower employee levels in 2024, partially offset by wage inflation. Despite the overall reduction in employee levels, there was a slight increase in active TE&Y employees to support increased crew needs associated with the new labor agreements. In addition, we are maintaining an adequate training pipeline to provide a capacity buffer to enable responsiveness in an ever-changing demand and operating environment including weather events.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense decreased in the second quarter and six-month periods of 2024 compared to the same periods in 2023 driven by a decrease in locomotive diesel fuel prices, a 1% improvement in the fuel consumption rate (computed as gallons of fuel consumed divided by gross ton-miles in thousands), and a slight decline in gross ton-miles. Locomotive diesel fuel prices averaged $2.73 and $2.86 per gallon (including taxes and transportation costs) in the second quarter of 2024 and 2023, respectively. Year-to-date, locomotive diesel fuel prices averaged $2.77 compared to $3.04 per gallon in the same period of 2023.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 1% and 4% in the second quarter and six-month periods of 2024 compared to 2023, respectively, primarily due to declines in our active locomotive fleet as productivity improved in both periods and decreased volume-related drayage cost incurred at one of our subsidiaries, partially offset by inflation. In addition, the year-to-date period was positively impacted by a contract settlement.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was up 3% and 4% for the second quarter and six-month period of 2024 compared to 2023, respectively, driven by a higher depreciable asset base.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expense, offset by equity income from certain equity method investments. Equipment and other rents expense decreased 12% and 10% in the second quarter and six-month periods of 2024 compared to 2023, respectively, driven by improved cycle times and lower lease expense, partially offset by increased demand in commodities utilizing freight cars owned by others and inflation.

Other – Other expenses include state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental remediation; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other costs decreased 4% and 2% in the second quarter and six-month period of 2024 compared to 2023, respectively, driven by a gain on the sale of intermodal equipment and lower personal injury costs, partially offset by higher environmental remediation costs at a legacy site, freight loss and damage, and destroyed equipment costs.

Non-Operating Items

	Three Months Ended			Six Months Ended
	June 30,			June 30,
Millions	2024	2023	Change	2024	2023	Change
Other income, net	$103	$93	11%	$195	$277	(30)%
Interest expense	(319)	(339)	(6)	(643)	(675)	(5)
Income tax expense	(511)	(389)	31	(1,010)	(901)	12

Other Income, net – Other income increased in the second quarter of 2024 compared to 2023 driven by interest received from the IRS on refund claims, partially offset by lower real estate income. Year-to-date, other income decreased due to a one-time $107 million real estate transaction in 2023, partially offset by the interest received from the IRS on refund claims.

Interest Expense – Interest expense decreased in the second quarter and year-to-date periods of 2024 compared to 2023 due to a decreased weighted-average debt level. The weighted-average debt levels were $31.7 billion and $32.0 billion in the second quarter and year-to-date periods of 2024, respectively, compared to $33.5 billion in both periods of 2023. The effective interest rate was 4.0% in all periods.

Income Tax Expense – Income tax expense increased in the second quarter and year-to-date periods of 2024 compared to 2023 driven by higher pre-tax income and deferred tax adjustments. In the second quarter of 2024, the state of Arkansas enacted legislation to reduce its corporate income tax rate for future years resulting in an $8 million reduction of our deferred tax expense. In the second quarter of 2023, the state of Nebraska enacted legislation to reduce its corporate income tax rate for future years resulting in a reduction of our deferred tax expense of $73 million. Our effective tax rates for year-to-date 2024 and 2023 were 23.4% and 22.0%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Surface Transportation Board (STB). We provide this data on our website at https://investor.unionpacific.com/key-performance-metrics.

Operating/Performance Statistics

Management continuously monitors these key operating metrics to evaluate our operational efficiency in striving to deliver the service product we sold to our customers.

Railroad performance measures are included in the table below:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2024	2023	Change		2024	2023	Change
Gross ton-miles (GTMs) (billions)	206.8	207.6	-%		412.8	414.3	-%
Revenue ton-miles (billions)	100.0	101.5	(1)		201.3	205.3	(2)
Freight car velocity (daily miles per car)	201	202	-		202	199	2
Average train speed (miles per hour) [a]	23.3	24.1	(3)		23.7	24.1	(2)
Average terminal dwell time (hours) [a]	22.7	23.3	(3)		23.1	23.6	(2)
Locomotive productivity (GTMs per horsepower day)	134	126	6		134	125	7
Train length (feet)	9,544	9,316	2		9,415	9,238	2
Intermodal service performance index (%)	93	89	4	pts	93	85	8	pts
Manifest/Automotive service performance index (%)	84	84	-	pts	85	82	3	pts
Workforce productivity (car miles per employee)	1,031	978	5		1,015	983	3
Total employees (average)	30,556	32,243	(5)		30,804	31,888	(3)
Operating ratio (%)	60.0	63.0	(3.0)	pts	60.4	62.6	(2.2)	pts

[a]	As reported to the STB.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles decreased slightly and 1%, respectively, in the second quarter of 2024 compared to 2023, while carloadings increased slightly in the second quarter of 2024 compared to 2023. For the year-to-date periods, gross ton-miles and revenue ton-miles decreased slightly and 2%, respectively, while carloadings were flat year-over-year. Changes in commodity mix drove the year-over-year variances between gross ton-miles, revenue ton-miles, and carloads (lower coal shipments, which are generally heavier).

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Freight car velocity was flat in the second quarter of 2024 compared to 2023 as improvements in terminal dwell time were offset by lower train speeds due to weather events that impacted our network in 2024. In the year-to-date periods, we experienced winter weather challenges in both years; however, 2024 was less impactful and our recovery period was shorter. The improvement in terminal fluidity drove a 2% improvement in freight car velocity.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower available. Locomotive productivity increased 6% and 7% in the second quarter and six-month periods of 2024, respectively, compared to 2023 driven by improved network fluidity and asset utilization despite the impact of the weather events. Throughout the year, we maintained a buffer to flex the fleet size as we experienced and subsequently recovered from the weather events and varying volume levels.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length increased 2% in both the second quarter and six-month periods of 2024 compared to 2023 due to train length improvement initiatives and increases in international intermodal shipments, which generally move on longer trains.

Service Performance Index (SPI) – SPI is a ratio of the service customers are currently receiving relative to the best monthly performance over the last three years. Measuring our performance relative to a historical benchmark demonstrates our focus on continuously improving service for our customers, and we believe it is a better indicator of service performance than the previously disclosed Trip Plan Compliance. SPI does not replace the service commitments we have contractually agreed to with a small number of customers. Our SPI is calculated for intermodal and manifest/automotive products. Intermodal SPI improved 4 and 8 points in the second quarter and six-month periods of 2024 compared to 2023, respectively. Manifest/automotive SPI was flat and improved 3 points in the second quarter and six-month periods of 2024 compared to 2023, respectively. Weather events impacted our service performance in the second quarter of 2024.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 5% and 3% in the second quarter and six-month periods of 2024, respectively, as average daily car miles remained relatively flat and employees decreased 5% and 3%, respectively, compared to 2023. While the overall employee levels decreased in both periods compared to 2023, our active TE&Y employees increased to support increased crew needs associated with the new labor agreements. In addition, we are maintaining an adequate training pipeline to provide a capacity buffer to enable responsiveness in an ever-changing demand and operating environment.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. Our operating ratio of 60.0% improved 3.0 points in the second quarter of 2024 compared to 2023 and our year-to-date operating ratio of 60.4% improved 2.2 points compared to 2023 mainly due to one-time items (the 2023 ratification agreement and the 2024 gain on the sale of intermodal equipment), core pricing gains, and productivity initiatives, partially offset by inflation, the year-over-year impact from lower fuel prices, as well as higher derailment, environmental remediation at a legacy site, and other costs. In addition, the year-to-date period was positively impacted by contract settlements in the first quarter of 2024.

Debt / Net Income
Millions, Except Ratios	Jun. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2024	2023
Debt	$31,892	$32,579
Net income	6,494	6,379
Debt / net income	4.9	5.1

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Jun. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2024	2023
Net income	$6,494	$6,379
Add:
Income tax expense	1,963	1,854
Depreciation	2,359	2,318
Interest expense	1,308	1,340
EBITDA	$12,124	$11,891
Adjustments:
Other income, net	(409)	(491)
Interest on operating lease liabilities [b]	48	58
Adjusted EBITDA	$11,763	$11,458
Debt	$31,892	$32,579
Operating lease liabilities	1,305	1,600
Adjusted debt	$33,197	$34,179
Adjusted debt / adjusted EBITDA	2.8	3.0

[a]	The trailing twelve months income statement information ended June 30, 2024, is recalculated by taking the twelve months ended December 31, 2023, subtracting the six months ended June 30, 2023, and adding the six months ended June 30, 2024.
[b]	Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

Adjusted debt (total debt plus operating lease liabilities plus after-tax unfunded pension and OPEB (other post retirement benefit) obligations) to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is debt to net income ratio. The tables above provide reconciliations from net income to adjusted EBITDA, debt to adjusted debt, and debt to net income to adjusted debt to adjusted EBITDA. At June 30, 2024, and December 31, 2023, the incremental borrowing rate on operating leases was 3.7% and 3.6%, respectively. Pension and OPEB were funded at June 30, 2024, and December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions, for the Six Months Ended June 30,	2024	2023
Cash provided by operating activities	$4,033	$3,858
Cash used in investing activities	(1,592)	(1,674)
Cash used in financing activities	(2,368)	(2,328)
Net change in cash, cash equivalents, and restricted cash	$73	$(144)

Operating Activities

Cash provided by operating activities increased in the first six months of 2024 compared to the same period of 2023 due primarily to 2023 payments of $445 million for agreements reached with our labor unions and higher net income, partially offset by higher income tax payments.

Investing Activities

Cash used in investing activities decreased in the first six months of 2024 compared to the same period of 2023 driven by higher proceeds from asset sales, including a sale of intermodal equipment.

The table below details cash capital investments:

Millions, for the Six Months Ended June 30,	2024	2023
Rail and other track material	$249	$287
Ties	230	239
Ballast	90	99
Other [a]	296	330
Total road infrastructure replacements	865	955
Line expansion and other capacity projects	92	57
Commercial facilities	111	162
Total capacity and commercial facilities	203	219
Locomotives and freight cars [b]	535	302
Technology and other	96	131
Total cash capital investments [c]	$1,699	$1,607

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]	Locomotives and freight cars include early lease buyouts of $96 million in 2024 and $14 million in 2023.
[c]	Weather-related damages for the six months ended June 30, 2024 and 2023, are immaterial.

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

Financing Activities

Cash used in financing activities increased in the first six months of 2024 compared to the same period of 2023 driven by a decrease in debt issued and an increase in debt repaid, partially offset by a decrease in share repurchases.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions, for the Six Months Ended June 30,	2024	2023
Cash provided by operating activities	$4,033	$3,858
Cash used in investing activities	(1,592)	(1,674)
Dividends paid	(1,588)	(1,588)
Free cash flow	$853	$596

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions, for the Six Months Ended June 30,	2024	2023
Cash provided by operating activities	$4,033	$3,858
Cash used in capital investments	(1,699)	(1,607)
Total (a)	$2,334	$2,251
Net income (b)	$3,314	$3,199
Cash flow conversion rate (a/b)	70%	70%

Current Liquidity Status

We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volumes.

During the second quarter of 2024, we generated $1.9 billion of cash provided by operating activities, repurchased $111 million worth of shares under our share repurchase programs, and paid our quarterly dividend. On June 30, 2024, we had $1.1 billion of cash and cash equivalents, $2.0 billion of credit available under our revolving credit facility, and $400 million undrawn on the Receivables Facility. We have been, and we expect to continue to be, in compliance with our debt covenants.

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

The following table identifies material obligations as of June 30, 2024:

		Jul. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2024	2025	2026	2027	2028	2028
Debt [a]	$59,212	$906	$2,991	$2,617	$2,348	$2,294	$48,056
Purchase obligations [b]	2,313	420	782	608	232	160	111
Operating leases [c]	1,445	116	343	272	220	193	301
Other post retirement benefits [d]	371	22	40	40	39	39	191
Finance lease obligations [e]	140	21	42	36	30	11	-
Total contractual obligations	$63,481	$1,485	$4,198	$3,573	$2,869	$2,697	$48,659

[a]	Excludes finance lease obligations of $128 million as well as unamortized discount and deferred issuance costs of ($1,713) million. Includes an interest component of $25,735 million.
[b]	Purchase obligations include locomotive maintenance contracts; purchase commitments for ties, ballast, and rail; and agreements to purchase other goods and services.
[c]	Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $140 million.
[d]	Includes estimated other post retirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.
[e]	Represents total obligations, including interest component of $12 million.

OTHER MATTERS

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the second quarter of 2024:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Apr. 1 through Apr. 30	386	$239.75	-	80,392,027
May. 1 through May. 31	104	246.11	-	80,392,027
Jun. 1 through Jun. 30	492,357	225.82	492,320	79,899,707
Total	492,847	$225.84	492,320	N/A

[a]	Total number of shares purchased during the quarter includes 527 shares delivered or attested to UPC by employees to pay stock option exercise prices and satisfy tax withholding obligations for stock option exercises or vesting of retention units or retention shares.
[b]	Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing, manner, and amount of these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On April 26, 2024, Elizabeth F. Whited, President, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 3,552 shares of Union Pacific Corporation common stock between July 30, 2024, and January 31, 2025, subject to certain conditions.

On April 26, 2024, Jennifer L. Hamann, Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 2,000 shares of Union Pacific Corporation common stock between July 30, 2024, and January 31, 2025, subject to certain conditions.

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

101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2024 (filed with the SEC on July 25, 2024), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended June 30, 2024 and 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2024, and December 31, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2024 and 2023, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2024 and 2023, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated: July 25, 2024

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Senior Vice President and
Chief Accounting, Risk, and Compliance Officer
(Principal Accounting Officer)