Form 10-Q
period 2024-09-30
UNION PACIFIC CORP
filed 2024-10-24
CIK 100885

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

☐ Yes     ☑ No

As of October 18, 2024, there were 606,256,627 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION

AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Three Months Ended September 30,	2024	2023
Operating revenues:
Freight revenues	$5,768	$5,545
Other revenues	323	396
Total operating revenues	6,091	5,941
Operating expenses:
Compensation and benefits	1,228	1,201
Purchased services and materials	644	668
Fuel	610	702
Depreciation	602	580
Equipment and other rents	237	235
Other	354	378
Total operating expenses	3,675	3,764
Operating income	2,416	2,177
Other income, net (Note 6)	87	106
Interest expense	(314)	(334)
Income before income taxes	2,189	1,949
Income tax expense (Note 7)	(518)	(421)
Net income	$1,671	$1,528
Share and per share (Note 8):
Earnings per share - basic	$2.75	$2.51
Earnings per share - diluted	$2.75	$2.51
Weighted average number of shares - basic	607.6	608.7
Weighted average number of shares - diluted	608.6	609.8

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Three Months Ended September 30,	2024	2023
Net income	$1,671	$1,528
Other comprehensive income/(loss):
Defined benefit plans	-	(2)
Foreign currency translation	(86)	22
Unrealized gain on derivative instruments	-	-
Total other comprehensive income/(loss) [a]	(86)	20
Comprehensive income	$1,585	$1,548

[a]	Net of deferred taxes of $1 million and ($1) million during the three months ended September 30, 2024 and 2023, respectively.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Nine Months Ended September 30,	2024	2023
Operating revenues:
Freight revenues	$17,022	$16,770
Other revenues	1,107	1,190
Total operating revenues	18,129	17,960
Operating expenses:
Compensation and benefits	3,638	3,649
Purchased services and materials	1,901	1,971
Fuel	1,893	2,132
Depreciation	1,792	1,729
Equipment and other rents	672	718
Other	1,045	1,086
Total operating expenses	10,941	11,285
Operating income	7,188	6,675
Other income, net (Note 6)	282	383
Interest expense	(957)	(1,009)
Income before income taxes	6,513	6,049
Income tax expense (Note 7)	(1,528)	(1,322)
Net income	$4,985	$4,727
Share and per share (Note 8):
Earnings per share - basic	$8.19	$7.76
Earnings per share - diluted	$8.18	$7.75
Weighted average number of shares - basic	608.7	609.3
Weighted average number of shares - diluted	609.7	610.3

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Nine Months Ended September 30,	2024	2023
Net income	$4,985	$4,727
Other comprehensive income/(loss):
Defined benefit plans	1	3
Foreign currency translation	(79)	66
Unrealized gain on derivative instruments	-	16
Total other comprehensive income/(loss) [a]	(78)	85
Comprehensive income	$4,907	$4,812

[a]	Net of deferred taxes of $1 million and ($4) million during the nine months ended September 30, 2024 and 2023, respectively

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)

Union Pacific Corporation and Subsidiary Companies

	Sep. 30,	Dec. 31,
Millions, Except Share and Per Share Amounts	2024	2023
Assets
Current assets:
Cash and cash equivalents	$947	$1,055
Short-term investments (Note 13)	20	16
Accounts receivable, net (Note 10)	2,036	2,073
Materials and supplies	775	743
Other current assets	371	261
Total current assets	4,149	4,148
Investments	2,649	2,605
Properties, net (Note 11)	58,036	57,398
Operating lease assets	1,345	1,643
Other assets	1,391	1,338
Total assets	$67,570	$67,132
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,714	$3,683
Debt due within one year (Note 14)	1,652	1,423
Total current liabilities	5,366	5,106
Debt due after one year (Note 14)	29,761	31,156
Operating lease liabilities	934	1,245
Deferred income taxes	13,199	13,123
Other long-term liabilities	1,726	1,714
Commitments and contingencies (Note 15)
Total liabilities	50,986	52,344
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,113,023,704 and
1,112,854,806 issued; 606,908,876 and 609,703,814 outstanding, respectively	2,783	2,782
Paid-in-surplus	5,297	5,193
Retained earnings	64,677	62,093
Treasury stock	(55,481)	(54,666)
Accumulated other comprehensive loss (Note 9)	(692)	(614)
Total common shareholders' equity	16,584	14,788
Total liabilities and common shareholders' equity	$67,570	$67,132

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions, for the Nine Months Ended September 30,	2024	2023
Operating Activities
Net income	$4,985	$4,727
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,792	1,729
Deferred and other income taxes	77	59
Other operating activities, net	(52)	(121)
Changes in current assets and liabilities:
Accounts receivable, net	37	(38)
Materials and supplies	(32)	(29)
Other current assets	(92)	(73)
Accounts payable and other current liabilities	(82)	(381)
Income and other taxes	51	111
Cash provided by operating activities	6,684	5,984
Investing Activities
Capital investments	(2,530)	(2,582)
Other investing activities, net	104	(68)
Cash used in investing activities	(2,426)	(2,650)
Financing Activities
Dividends paid	(2,403)	(2,380)
Debt repaid	(2,220)	(2,179)
Share repurchase programs (Note 16)	(831)	(705)
Debt issued (Note 14)	800	1,599
Other financing activities, net	279	125
Cash used in financing activities	(4,375)	(3,540)
Net change in cash, cash equivalents, and restricted cash	(117)	(206)
Cash, cash equivalents, and restricted cash at beginning of year	1,074	987
Cash, cash equivalents, and restricted cash at end of period	$957	$781
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$153	$187
Cash paid during the period for:
Income taxes, net of refunds	$(1,219)	$(1,155)
Interest, net of amounts capitalized	(1,074)	(1,113)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$947	$750
Restricted cash equivalents in other current assets	2	22
Restricted cash equivalents in other assets	8	9
Total cash, cash equivalents, and restricted cash equivalents per above	$957	$781

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)

Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at July 1, 2023	1,112.9	(503.5)	$2,782	$5,128	$60,500	$(54,699)	$(517)	$13,194
Net income			-	-	1,528	-	-	1,528
Other comprehensive income/(loss)			-	-	-	-	20	20
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.2	-	38	-	17	-	55
Share repurchase programs (Note 16)	-	-	-	-	-	-	-	-
Dividends declared ($1.30 per share)	-	-	-	-	(793)	-	-	(793)
Balance at September 30, 2023	1,112.9	(503.3)	$2,782	$5,166	$61,235	$(54,682)	$(497)	$14,004

Balance at July 1, 2024	1,113.0	(503.3)	$2,783	$5,249	$63,820	$(54,757)	$(606)	$16,489
Net income			-	-	1,671	-	-	1,671
Other comprehensive income/(loss)			-	-	-	-	(86)	(86)
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.2	-	48	-	14	-	62
Share repurchase programs (Note 16)	-	(3.0)	-	-	-	(738)	-	(738)
Dividends declared ($1.34 per share)	-	-	-	-	(814)	-	-	(814)
Balance at September 30, 2024	1,113.0	(506.1)	$2,783	$5,297	$64,677	$(55,481)	$(692)	$16,584

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in-Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2023	1,112.6	(500.2)	$2,782	$5,080	$58,887	$(54,004)	$(582)	$12,163
Net income			-	-	4,727	-	-	4,727
Other comprehensive income/(loss)			-	-	-	-	85	85
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.3	0.4	-	86	-	34	-	120
Share repurchase programs (Note 16)	-	(3.5)	-	-	-	(712)	-	(712)
Dividends declared ($3.90 per share)	-	-	-	-	(2,379)	-	-	(2,379)
Balance at September 30, 2023	1,112.9	(503.3)	$2,782	$5,166	$61,235	$(54,682)	$(497)	$14,004

Balance at January 1, 2024	1,112.9	(503.2)	$2,782	$5,193	$62,093	$(54,666)	$(614)	$14,788
Net income			-	-	4,985	-	-	4,985
Other comprehensive income/(loss)			-	-	-	-	(78)	(78)
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.1	0.6	1	104	-	34	-	139
Share repurchase programs (Note 16)	-	(3.5)	-	-	-	(849)	-	(849)
Dividends declared ($3.94 per share)	-	-	-	-	(2,401)	-	-	(2,401)
Balance at September 30, 2024	1,113.0	(506.1)	$2,783	$5,297	$64,677	$(55,481)	$(692)	$16,584

[a]	AOCI = accumulated other comprehensive income/loss (Note 9)
[b]	ESPP = employee stock purchase plan

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

1. Basis of Presentation

Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2023 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2023, is derived from audited financial statements. The results of operations for the nine months ended September 30, 2024, are not necessarily indicative of the results for the entire year ending December 31, 2024.

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

The following table represents a disaggregation of our freight and other revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2024	2023	2024	2023
Bulk	$1,805	$1,766	$5,343	$5,420
Industrial	2,121	2,057	6,348	6,160
Premium	1,842	1,722	5,331	5,190
Total freight revenues	$5,768	$5,545	$17,022	$16,770
Other subsidiary revenues	179	226	608	681
Accessorial revenues	122	142	427	442
Other	22	28	72	67
Total operating revenues	$6,091	$5,941	$18,129	$17,960

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Each of our commodity groups includes revenues from shipments to and from Mexico. Included in the above table are revenues from our Mexico business, which amounted to $724 million and $673 million for the three months ended September 30, 2024 and 2023, respectively, and $2.3 billion and $2.1 billion for the nine months ended  September 30, 2024 and 2023, respectively.

4. Stock-Based Compensation

We have several stock-based compensation plans where employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. In addition, employees may participate in our employee stock purchase plan (ESPP).

Information regarding stock-based compensation expense appears in the table below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2024	2023	2024	2023
Stock-based compensation, before tax:
Stock options	$4	$4	$13	$12
Retention awards	23	24	58	57
ESPP	6	4	16	15
Total stock-based compensation, before tax	$33	$32	$87	$84
Excess income tax benefits from equity compensation plans	$3	$2	$13	$9

Stock Options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at September 30, 2024, is subject to performance or market-based vesting conditions.

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

A summary of stock option activity during the nine months ended September 30, 2024, is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in yrs.)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2024	2,072	$180.56	5.9	$135
Granted	305	248.82	N/A	N/A
Exercised	(306)	147.67	N/A	N/A
Forfeited or expired	(45)	230.75	N/A	N/A
Outstanding at September 30, 2024	2,026	$194.69	6.0	$106
Vested or expected to vest at September 30, 2024	2,008	$194.38	6.0	$105
Options exercisable at September 30, 2024	1,434	$179.46	4.9	$96

At September 30, 2024, there was $20 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.1 years. Additional information regarding stock option exercises appears in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2024	2023	2024	2023
Intrinsic value of stock options exercised	$15	$10	$31	$17
Cash received from option exercises	16	9	40	17
Treasury shares repurchased for employee payroll taxes	(2)	(1)	(7)	(3)
Income tax benefit realized from option exercises	2	2	6	4
Aggregate grant-date fair value of stock options vested	-	-	15	14

Retention Awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 4 years, and have dividends and dividend equivalents paid to participants during the vesting periods.

Changes in our retention awards during the nine months ended September 30, 2024, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	996	$207.76
Granted	211	248.75
Vested	(245)	186.67
Forfeited	(34)	220.17
Nonvested at September 30, 2024	928	$222.19

At September 30, 2024, there was $85 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.3 years.

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

Changes in our performance stock unit awards during the nine months ended September 30, 2024, were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	617	$204.50
Granted	227	248.82
Vested	(119)	204.67
Unearned	(70)	204.45
Forfeited	(46)	228.59
Nonvested at September 30, 2024	609	$219.17

At September 30, 2024, there was $19 million of total unrecognized compensation expense related to nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 1.3 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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

The components of our net periodic pension benefit/cost were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2024	2023	2024	2023
Service cost	$12	$13	$39	$38
Interest cost	47	48	139	140
Expected return on plan assets	(63)	(62)	(189)	(186)
Amortization of actuarial loss	4	2	8	6
Net periodic pension (benefit)/cost	$-	$1	$(3)	$(2)

Cash Contributions

For the nine months ended September 30, 2024, cash contributions totaled $0 to the qualified pension plans. Any contributions made during 2024 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At September 30, 2024, we do not have minimum cash funding requirements for 2024.

6. Other Income

Other income included the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions	2024	2023	2024	2023
Real estate income [a]	$70	$90	$192	$335
Net periodic pension benefit/(costs)	12	12	42	40
Interest from IRS refund claims	-	-	24	-
Non-operating property environmental remediation and restoration	(7)	(9)	(21)	(31)
Other	12	13	45	39
Total	$87	$106	$282	$383

[a]	The nine months ended September 30, 2023, includes a one-time $107 million transaction.

7. Income Taxes

In the third quarter of 2023, the states of Iowa, Kansas, and Arkansas enacted legislation to reduce their corporate income tax rate for future years resulting in a $41 million reduction of our deferred tax expense.

In the second quarter of 2024, the state of Arkansas enacted legislation to reduce its corporate income tax rate for future years resulting in an $8 million reduction of our deferred tax expense.

In the second quarter of 2023, the state of Nebraska enacted legislation to reduce its corporate income tax rate for future years resulting in a $73 million reduction of our deferred tax expense.

8. Earnings Per Share

The following table provides a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions, Except Per Share Amounts	2024	2023	2024	2023
Net income	$1,671	$1,528	$4,985	$4,727
Weighted-average number of shares outstanding:
Basic	607.6	608.7	608.7	609.3
Dilutive effect of stock options	0.4	0.4	0.4	0.4
Dilutive effect of retention shares and units	0.6	0.7	0.6	0.6
Diluted	608.6	609.8	609.7	610.3
Earnings per share - basic	$2.75	$2.51	$8.19	$7.76
Earnings per share - diluted	$2.75	$2.51	$8.18	$7.75
Stock options excluded as their inclusion would be anti-dilutive	0.6	1.0	0.6	0.9

9. Accumulated Other Comprehensive Income/Loss

Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at July 1, 2024	$(483)	$(139)	$16	$(606)
Other comprehensive income/(loss) before reclassifications	-	(86)	-	(86)
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	-	-	-	-
Net quarter-to-date other comprehensive income/(loss), net of taxes of $1 million	-	(86)	-	(86)
Balance at September 30, 2024	$(483)	$(225)	$16	$(692)

Balance at July 1, 2023	$(373)	$(160)	$16	$(517)
Other comprehensive income/(loss) before reclassifications	(1)	22	-	21
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(1)	-	-	(1)
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($1) million	(2)	22	-	20
Balance at September 30, 2023	$(375)	$(138)	$16	$(497)

[a]	Related to interest rate swaps from equity method investments.
[b]
The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at January 1, 2024	$(484)	$(146)	$16	$(614)
Other comprehensive income/(loss) before reclassifications	2	(79)	-	(77)
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(1)	-	-	(1)
Net year-to-date other comprehensive income/(loss), net of taxes of $1 million	1	(79)	-	(78)
Balance at September 30, 2024	$(483)	$(225)	$16	$(692)

Balance at January 1, 2023	$(378)	$(204)	$-	$(582)
Other comprehensive income/(loss) before reclassifications	5	66	16	87
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(2)	-	-	(2)
Net year-to-date other comprehensive income/(loss), net of taxes of ($4) million	3	66	16	85
Balance at September 30, 2023	$(375)	$(138)	$16	$(497)

[a]	Related to interest rate swaps from equity method investments.
[b]	The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.

10. Accounts Receivable

Accounts receivable include freight and other receivables reduced by an allowance for doubtful accounts. At both  September 30, 2024, and December 31, 2023, our accounts receivable were reduced by $9 million. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At  September 30, 2024, and December 31, 2023, receivables classified as other assets were reduced by allowances of $81 million and $71 million, respectively.

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

The amount recorded under the Receivables Facility was $0 at both  September 30, 2024, and December 31, 2023. During the nine months ended September 30, 2024, we issued $800 million and repaid $800 million under the Receivables Facility. The Receivables Facility was supported by $1.7 billion of accounts receivable as collateral at both  September 30, 2024, and December 31, 2023, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $2 million and $4 million for the three months ended  September 30, 2024 and 2023 , respectively, and $7 million and $8 million for the nine  months ended  September 30, 2024 and 2023 , respectively.

11. Properties

The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of September 30, 2024	Cost	Depreciation	Value	Useful Life
Land	$5,439	N/A	$5,439	N/A
Road:
Rail and other track material	19,180	7,569	11,611	46
Ties	12,268	4,053	8,215	34
Ballast	6,457	2,148	4,309	34
Other roadway [a]	23,697	5,601	18,096	47
Total road	61,602	19,371	42,231	N/A
Equipment:
Locomotives	9,561	3,750	5,811	18
Freight cars	2,964	1,024	1,940	23
Work equipment and other [b]	1,191	472	719	17
Total equipment	13,716	5,246	8,470	N/A
Technology and other	1,423	616	807	12
Construction in progress	1,089	-	1,089	N/A
Total	$83,269	$25,233	$58,036	N/A

Millions, Except Estimated Useful Life		Accumulated	Net Book	Estimated
As of December 31, 2023	Cost	Depreciation	Value	Useful Life
Land	$5,426	$ N/A	$5,426	N/A
Road:
Rail and other track material	18,837	7,344	11,493	42
Ties	11,985	3,895	8,090	34
Ballast	6,345	2,061	4,284	34
Other roadway [a]	23,175	5,368	17,807	47
Total road	60,342	18,668	41,674	N/A
Equipment:
Locomotives	9,295	3,591	5,704	18
Freight cars	2,765	956	1,809	23
Work equipment and other	1,344	546	798	17
Total equipment	13,404	5,093	8,311	N/A
Technology and other	1,388	574	814	12
Construction in progress	1,173	-	1,173	N/A
Total	$81,733	$24,335	$57,398	N/A

[a]	Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.
[b]	For retirements of depreciable railroad properties that do not occur in the normal course of business, a gain or loss may be recognized if the retirement meets each of the following three conditions: (a) is unusual, (b) is material in amount, and (c) varies significantly from the retirement profile identified through our depreciation studies. In the second quarter of 2024, we sold a large portion of an intermodal equipment asset class resulting in a $46 million gain recognized in other expense in our Condensed Consolidated Statements of Income.

12. Accounts Payable and Other Current Liabilities

	Sep. 30,	Dec. 31,
Millions	2024	2023
Accounts payable	$830	$856
Income and other taxes payable	764	685
Compensation-related accruals	598	533
Accrued casualty costs	371	307
Current operating lease liabilities	349	355
Interest payable	237	389
Equipment rents payable	113	98
Other	452	460
Total accounts payable and other current liabilities	$3,714	$3,683

13. Financial Instruments

Short-Term Investments – All of the Company's short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of September 30, 2024, and December 31, 2023, the Company had $20 million and $16 million of short-term investments, respectively. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At September 30, 2024, the fair value of total debt was $27.3 billion, approximately $4.1 billion less than the carrying value. At December 31, 2023, the fair value of total debt was $28.5 billion, approximately $4.1 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.

14. Debt

Credit Facilities – At September 30, 2024, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during the nine months ended  September 30, 2024. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility, set to expire May 20, 2027, requires UPC to maintain an adjusted debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the adjusted debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of the Employee Retirement Income Security Act of 1974 (ERISA), and unamortized debt discount and deferred debt issuance costs. At  September 30, 2024 , the Company was in compliance with the adjusted debt-to-EBITDA coverage ratio, which allows us to carry up to $46.3 billion of debt (as defined in the Facility), and we had $33.1  billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During the nine months ended September 30, 2024, we issued $823 million and repaid $598 million of commercial paper with maturities ranging from 13 to 57 days, and at September 30, 2024, we had $225 million of commercial paper with a weighted average interest rate of 4.9% outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

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

During the nine months ended September 30, 2024, we did not issue any debt securities under this registration statement. At September 30, 2024, we had remaining authority from the Board of Directors to issue up to $9.0 billion of debt securities under our shelf registration.

Receivables Securitization Facility – As of both  September 30, 2024, and December 31, 2023, we recorded $0 of borrowings under our Receivables Facility as secured debt. (See further discussion in the "Receivables Securitization Facility" section of Note 10).

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

In December 2019, we received a putative class action complaint under the Illinois Biometric Information Privacy Act, alleging violation due to the use of a finger scan system developed and managed by third-parties. Union Pacific and the plaintiff are currently in the discovery phase. While we believe that we have strong defenses to the claims made in the complaint and will vigorously defend ourselves, there is no assurance regarding the ultimate outcome. Therefore, the outcome of this litigation is inherently uncertain, and we cannot reasonably estimate any loss or range of loss that may arise from this matter.

Personal Injury – The Federal Employers’ Liability Act (FELA) governs compensation for work-related accidents. Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work.

Approximately 92% of the recorded liability is related to asserted claims and approximately 8% is related to unasserted claims at September 30, 2024. Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $393 million to $509 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2024	2023
Beginning balance	$383	$361
Current year accruals	87	81
Changes in estimates for prior years	(2)	55
Payments	(75)	(104)
Ending balance at September 30,	$393	$393
Current portion, ending balance at September 30,	$114	$105

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

Our environmental liability activity was as follows:

Millions, for the Nine Months Ended September 30,	2024	2023
Beginning balance	$245	$253
Accruals	100	85
Payments	(76)	(75)
Ending balance at September 30,	$269	$263
Current portion, ending balance at September 30,	$119	$83

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

16. Share Repurchase Programs

Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. As of  September 30, 2024, we repurchased a total of 23.1 million shares of our common stock under the 2022 authorization. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

The table below represents shares repurchased under repurchase programs in the nine months ended September 30, 2024 and 2023:

	Number of Shares Purchased		Average Price Paid
	2024	2023	2024	2023
First quarter	-	2,908,703	$-	$203.19
Second quarter	492,320	606,581	225.96	199.81
Third quarter	3,006,061	-	245.44	-
Total	3,498,381	3,515,284	$242.70	$202.61
Remaining number of shares that may be repurchased under current authority				76,893,646

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

TTX is a rail car pooling company that owns rail cars and intermodal wells to serve North America’s railroads. TTX assists railroads in meeting the needs of their customers by providing rail cars in an efficient, pooled environment. All railroads may utilize TTX rail cars through car hire by renting rail cars at stated rates.

UPRR had $1.9 billion and $1.8 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of September 30, 2024, and December 31, 2023, respectively. TTX car hire expense of $112 million and $101 million for the three months ended September 30, 2024 and 2023, respectively, and $321 million and $306 million for the nine months ended September 30, 2024 and 2023, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $74 million and $60 million at  September 30, 2024, and December 31, 2023, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES

RESULTS OF OPERATIONS

Three and Nine Months Ended September 30, 2024, Compared to

Three and Nine Months Ended September 30, 2023

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

Critical Accounting Estimates

The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting estimates are available in Item 7 of our 2023 Annual Report on Form 10-K. During the first nine months of 2024, there have not been any significant changes with respect to our critical accounting estimates.

RESULTS OF OPERATIONS

Quarterly Summary

The Company reported earnings of $2.75 per diluted share on net income of $1.7 billion and an operating ratio of 60.3% in the third quarter of 2024 compared to earnings of $2.51 per diluted share on net income of $1.5 billion and an operating ratio of 63.4% for the third quarter of 2023. Freight revenues increased 4% in the third quarter of 2024 compared to the same period in 2023 driven by 6% volume increase and core pricing gains, partially offset by negative mix (for example, a relative increase in international intermodal shipments, which have a lower average revenue per car (ARC)) and lower fuel surcharge revenues. Volume increases were primarily driven by international intermodal and grain, partially offset by weaker demand for coal and rock shipments.

During the third quarter of 2024 our network absorbed the additional volume including a surge in international intermodal business, which increased 33% compared to last year. As volume increased, crews and locomotives were strategically integrated into the network to efficiently handle the growth. As a result, most of our operating metrics improved compared to the third quarter of 2023. Both freight car velocity and locomotive productivity improved 5% compared to the third quarter of 2023. Workforce productivity improved 12% as our total train, engine, and yard (TE&Y) employees were flat year-over-year while the remainder of our workforce declined 8%. Our TE&Y training pipeline declined 6% year-over-year demonstrating a shift to additional active employees to cover increased needs associated with fewer available workdays because of sick leave benefits and work/rest agreements (labor agreements) and increased volume. Manifest/automotive service performance index, intermodal service performance index, and train length, all improved from the third quarter of 2023.

Operating expenses decreased 2% compared to the third quarter of 2023 due to productivity, lower fuel prices, and a 2023 write-off. These decreases were partially offset by inflation, volume-related costs, and higher depreciation. Operating income of $2.4 billion increased 11%, and our operating ratio of 60.3% improved 3.1 points from the third quarter of 2023.

Operating Revenues

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2024	2023	Change	2024	2023	Change
Freight revenues	$5,768	$5,545	4%	$17,022	$16,770	2%
Other subsidiary revenues	179	226	(21)	608	681	(11)
Accessorial revenues	122	142	(14)	427	442	(3)
Other	22	28	(21)	72	67	7
Total	$6,091	$5,941	3%	$18,129	$17,960	1%

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

Freight revenues increased 4% in the third quarter of 2024 compared to the same period in 2023 driven by a 6% volume increase and core pricing gains, partially offset by negative mix (for example, a relative increase in international intermodal shipments, which have a lower ARC) and lower fuel surcharge revenues. Volume increases were primarily driven by international intermodal and grain, partially offset by weaker demand for coal and rock shipments.

Each of our commodity groups includes revenues from fuel surcharges. Freight revenues from fuel surcharge programs decreased $2 million to $635 million in the third quarter of 2024 compared to $637 million in the same period of 2023 due to lower fuel prices, partially offset by the lag impact on fuel prices (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries), and higher volume.

Other subsidiary revenues decreased in the third quarter and nine-month periods of 2024 compared to 2023 primarily driven by a weaker demand for intermodal shipments at our subsidiary that brokers intermodal and transload logistics services and the partial transfer of our commuter operations to Metra. Accessorial revenues decreased in the third quarter and nine-month periods of 2024 compared to 2023 driven by lower intermodal accessorial revenues as a result of our intermodal equipment sale. In addition, the year-to-date period was positively impacted by a one-time contract settlement in the first quarter of 2024.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

	Three Months Ended			Nine Months Ended
Freight Revenues	September 30,			September 30,
Millions	2024	2023	Change	2024	2023	Change
Grain & grain products	$923	$825	12%	$2,767	$2,658	4%
Fertilizer	208	194	7	612	563	9
Food & refrigerated	269	259	4	832	777	7
Coal & renewables	405	488	(17)	1,132	1,422	(20)
Bulk	1,805	1,766	2	5,343	5,420	(1)
Industrial chemicals & plastics	598	557	7	1,763	1,638	8
Metals & minerals	529	556	(5)	1,574	1,654	(5)
Forest products	322	333	(3)	1,002	1,012	(1)
Energy & specialized markets	672	611	10	2,009	1,856	8
Industrial	2,121	2,057	3	6,348	6,160	3
Automotive	601	609	(1)	1,871	1,821	3
Intermodal	1,241	1,113	12	3,460	3,369	3
Premium	1,842	1,722	7	5,331	5,190	3
Total	$5,768	$5,545	4%	$17,022	$16,770	2%

	Three Months Ended			Nine Months Ended
Revenue Carloads	September 30,			September 30,
Thousands	2024	2023	Change	2024	2023	Change
Grain & grain products	206	183	13%	616	582	6%
Fertilizer	53	51	4	162	144	13
Food & refrigerated	45	45	-	137	133	3
Coal & renewables	192	231	(17)	527	650	(19)
Bulk	496	510	(3)	1,442	1,509	(4)
Industrial chemicals & plastics	169	163	4	502	484	4
Metals & minerals	186	206	(10)	540	604	(11)
Forest products	53	54	(2)	161	161	-
Energy & specialized markets	152	146	4	453	429	6
Industrial	560	569	(2)	1,656	1,678	(1)
Automotive	202	210	(4)	627	623	1
Intermodal [a]	909	763	19	2,446	2,246	9
Premium	1,111	973	14	3,073	2,869	7
Total	2,167	2,052	6%	6,171	6,056	2%

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Average Revenue per Car	2024	2023	Change	2024	2023	Change
Grain & grain products	$4,498	$4,486	-%	$4,495	$4,563	(1)%
Fertilizer	3,872	3,818	1	3,775	3,921	(4)
Food & refrigerated	6,099	5,847	4	6,090	5,850	4
Coal & renewables	2,101	2,114	(1)	2,147	2,187	(2)
Bulk	3,641	3,465	5	3,706	3,592	3
Industrial chemicals & plastics	3,534	3,406	4	3,509	3,381	4
Metals & minerals	2,847	2,688	6	2,918	2,736	7
Forest products	6,157	6,197	(1)	6,235	6,305	(1)
Energy & specialized markets	4,415	4,201	5	4,431	4,331	2
Industrial	3,791	3,612	5	3,833	3,671	4
Automotive	2,968	2,894	3	2,983	2,921	2
Intermodal [a]	1,365	1,459	(6)	1,414	1,500	(6)
Premium	1,657	1,769	(6)	1,735	1,809	(4)
Average	$2,662	$2,702	(1)%	$2,758	$2,769	-%

[a]	For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. Freight revenues from bulk shipments increased in the third quarter of 2024 compared to 2023 due to a positive mix of traffic from decreased coal shipments and core pricing gains, partially offset by a decline in volume. Volume declines were driven by reduced use of coal in electricity generation because of low natural gas prices, partially offset by strength in export grain and several other grain commodities. Year-to-date, freight revenues decreased compared to the same period in 2023 due to decreased volume and lower fuel surcharge revenues, partially offset by a positive mix of traffic and core pricing gains. Year-to-date, coal volumes were negatively impacted by mild winter weather in addition to reduced coal usage, partially offset by first quarter 2023 outages and service challenges due to repeated snow events in Wyoming that negatively impacted coal volumes. Additionally, the volume declines in the year-to-date period were partially offset by increased fertilizer shipments in the second quarter of 2024 due to strong demand and a 2023 customer outage.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments increased in the third quarter and nine-month periods of 2024 compared to 2023 due to core pricing gains and positive mix of traffic from decreased short haul rock shipments and higher soda ash shipments, partially offset by volume declines and lower fuel surcharge revenues. Volume decreases in both periods of 2024 compared to 2023 were driven by lower demand for rock, due to weather, high inventories, and softness in Southern markets, partially offset by strength in petroleum, plastics, and industrial chemicals.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenues increased in the third quarter and nine-month periods of 2024 compared to 2023 due to increased volume and core pricing gains, partially offset by lower fuel surcharge revenues and negative mix. In the third quarter of 2024, international intermodal experienced heavy demand due to increased U.S. West Coast imports, a result of freight shifted from the East Coast and Canadian ports due to uncertainty related to labor negotiations, driving volume up 33% compared to the third quarter 2023. In addition, business development efforts in domestic intermodal drove volume growth in both periods of 2024 compared to 2023. Finished automotive shipments increased in the year-to-date period of 2024 compared to 2023 driven by business development wins, partially offset by unplanned production decreases.

Mexico Business – Each of our commodity groups includes revenues from shipments to and from Mexico. Revenues from Mexico business increased 7% to $724 million in the third quarter of 2024 compared to 2023 driven by a 2% volume increase and a 5% increase in ARC. Year-to-date, revenues from Mexico business increased 9% compared to the same period in 2023 driven by a 4% volume increase and a 5% increase in ARC. Volume increases in both periods were driven by higher grain, partially offset by lower automotive parts shipments. In addition, increased finished automotive shipments contributed to the year-to-date volume growth.

Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2024	2023	Change	2024	2023	Change
Compensation and benefits	$1,228	$1,201	2%	$3,638	$3,649	-%
Purchased services and materials	644	668	(4)	1,901	1,971	(4)
Fuel	610	702	(13)	1,893	2,132	(11)
Depreciation	602	580	4	1,792	1,729	4
Equipment and other rents	237	235	1	672	718	(6)
Other	354	378	(6)	1,045	1,086	(4)
Total	$3,675	$3,764	(2)%	$10,941	$11,285	(3)%

Operating expenses decreased in the third quarter and nine-month periods of 2024 compared to 2023 driven by productivity, lower fuel prices, and a 2023 write-off. These decreases were partially offset by inflation, volume-related costs, and higher depreciation. Additionally, year-to-date, the 2023 labor agreement ratification charge, a gain on the sale of intermodal equipment in 2024, and lower weather-related costs from less impactful winter weather in the first quarter of 2024 compared to 2023, positively impacted the year-over-year comparison.

Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. For the third quarter of 2024, expense increased 2% compared to 2023 due to wage inflation, partially offset by lower employee levels. Year-to-date expense was flat as the 2023 labor agreement ratification charge and lower employee levels in 2024 offset wage inflation and increased crew needs associated with labor agreements and volume.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense decreased in the third quarter of 2024 compared to the same period in 2023 driven by a decrease in locomotive diesel fuel prices, partially offset by an increase in gross ton-miles and a 1% increase in the fuel consumption rate (computed as gallons of fuel consumed divided by gross ton-miles in thousands). Locomotive diesel fuel prices averaged $2.60 and $3.12 per gallon (including taxes and transportation costs) in the third quarter of 2024 and 2023, respectively. Year-to-date, fuel expense decreased driven by lower locomotive diesel fuel prices, which averaged $2.71 compared to $3.07 per gallon in the same period of 2023, and a slight improvement in the fuel consumption rate, partially offset by increased gross ton-miles.

Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expense incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expense; and tools and supplies. Purchased services and materials decreased 4% in both periods of 2024 compared to 2023, primarily due to declines in our active locomotive fleet as productivity improved in both periods and decreased volume-related drayage cost incurred at one of our subsidiaries, partially offset by inflation and volume-related costs. In addition, the year-to-date period was positively impacted by a contract settlement.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was up 4% for both periods of 2024 compared to 2023, driven by a higher depreciable asset base.

Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expense, offset by equity income from certain equity method investments. Equipment and other rents expense increased 1% in the third quarter of 2024 compared to 2023, driven by inflation and increased demand in commodities utilizing freight cars owned by others, partially offset by lower lease expense. Year-to-date expense decreased 6% compared to the same period of 2023, driven by lower lease expense and improved cycle times, partially offset by increased demand in commodities utilizing freight cars owned by others and inflation.

Other – Other expense includes state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental remediation; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other expense decreased 6% and 4% in the third quarter and nine-month period of 2024 compared to 2023, respectively, driven by lower personal injury costs and a 2023 write-off, partially offset by higher freight loss and damage, and other casualty costs. Additionally, year-to-date expense was lower due to a gain on the sale of intermodal equipment in the second quarter of 2024.

Non-Operating Items

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
Millions	2024	2023	Change	2024	2023	Change
Other income, net	$87	$106	(18)%	$282	$383	(26)%
Interest expense	(314)	(334)	(6)	(957)	(1,009)	(5)
Income tax expense	(518)	(421)	23	(1,528)	(1,322)	16

Other Income, net – Other income decreased in the third quarter of 2024 compared to 2023 driven by lower real estate income. Year-to-date, other income decreased due to a one-time $107 million real estate transaction in 2023, partially offset by interest received in 2024 from the IRS on refund claims.

Interest Expense – Interest expense decreased in the third quarter and year-to-date periods of 2024 compared to 2023 due to a decreased weighted-average debt level. The weighted-average debt levels were $31.4 billion and $31.8 billion in the third quarter and year-to-date periods of 2024, respectively, compared to $33.0 billion and $33.3 billion in the same periods of 2023, respectively. The effective interest rate was 4.0% in both periods of 2024 compared to 4.1% and 4.0% in the third quarter and nine-month period of 2023, respectively.

Income Tax Expense – Income tax expense increased in the third quarter and year-to-date periods of 2024 compared to 2023 driven by higher pre-tax income and lower deferred tax adjustments. In the third quarter of 2023, the states of Iowa, Kansas, and Arkansas enacted legislation to reduce their corporate income tax rate for future years resulting in a $41 million reduction of our deferred tax expense. Additionally, in the year-to-date period of 2023, the state of Nebraska enacted legislation to reduce its corporate income tax rate for future years resulting in a reduction of our deferred tax expense of $73 million. Our effective tax rates for year-to-date 2024 and 2023 were 23.5% and 21.9%, respectively.

OTHER OPERATING/PERFORMANCE AND FINANCIAL STATISTICS

We report a number of key performance measures weekly to the Surface Transportation Board (STB). We provide these on our website at https://investor.unionpacific.com/key-performance-metrics.

Operating/Performance Statistics

Management continuously monitors these key operating metrics to evaluate our operational efficiency in striving to deliver the service product we sold to our customers.

Railroad performance measures are included in the table below:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2024	2023	Change		2024	2023	Change
Gross ton-miles (GTMs) (billions)	216.0	208.7	4%		628.8	622.9	1%
Revenue ton-miles (billions)	104.0	103.0	1		305.3	308.4	(1)
Freight car velocity (daily miles per car) [a]	210	200	5		205	199	3
Average train speed (miles per hour) [a]	23.3	23.6	(1)		23.5	23.9	(2)
Average terminal dwell time (hours) [a]	22.4	23.5	(5)		22.8	23.6	(3)
Locomotive productivity (GTMs per horsepower day)	135	129	5		135	126	7
Train length (feet)	9,580	9,537	-		9,472	9,337	1
Intermodal service performance index (%)	86	85	1	pts	90	85	5	pts
Manifest/Automotive service performance index (%)	89	84	5	pts	87	83	4	pts
Workforce productivity (car miles per employee)	1,102	985	12		1,044	984	6
Total employees (average)	29,946	31,624	(5)		30,518	31,800	(4)
Operating ratio (%)	60.3	63.4	(3.1)	pts	60.4	62.8	(2.4)	pts

[a]	As reported to the STB.

Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. Gross ton-miles and revenue ton-miles increased 4% and 1%, respectively, in the third quarter of 2024 compared to 2023, while carloadings increased 6% in the third quarter of 2024 compared to 2023. For the year-to-date periods, gross ton-miles increased 1% and revenue ton-miles decreased 1%, while carloadings were up 2% year-over-year. Changes in commodity mix drove the year-over-year variances between gross ton-miles, revenue ton-miles, and carloads due to lower coal shipments, which are generally heavier, and increased international intermodal shipments that are generally lighter.

Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Freight car velocity increased 5% and 3% in the third quarter and nine-month periods of 2024 compared to 2023, respectively, driven by improvements in terminal dwell.

Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower available. Locomotive productivity increased 5% and 7% in the third quarter and nine-month periods of 2024, respectively, compared to 2023 driven by improved network fluidity and asset utilization. Throughout the year, we maintained a buffer to flex the fleet size as we experienced and subsequently recovered from certain weather events and reacted to varying volume levels.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length increased slightly and 1% in the third quarter and nine-month periods of 2024 compared to 2023, respectively, due to train length improvement initiatives and increases in international intermodal shipments, which generally move on longer trains, partially offset by declines in coal train length.

Service Performance Index (SPI) – SPI is a ratio of the service customers are currently receiving relative to the best monthly performance over the last three years. Measuring our performance relative to a historical benchmark demonstrates our focus on continuously improving service for our customers, and we believe it is a better indicator of service performance than the previously disclosed trip plan compliance. SPI does not replace the service commitments we have contractually agreed to with a small number of customers. Our SPI is calculated for intermodal and manifest/automotive products. Intermodal SPI improved 1 and 5 points in the third quarter and nine-month periods of 2024 compared to 2023, respectively, at the same time as international volume surged. Manifest/automotive SPI improved 5 and 4 points in the third quarter and nine-month periods of 2024 compared to 2023, respectively. The year-to-date period improved in 2024 compared to 2023 despite the impact of 2024 weather events.

Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 12% and 6% in the third quarter and nine-month periods of 2024, respectively, as average daily car miles increased 6% and 2% and employees decreased 5% and 4%, respectively, compared to 2023. In the third quarter and year-to-date periods, our active TE&Y workforce increased to support carload demand and increased crew needs associated with labor agreements that went into effect in third quarter of 2023. In addition, we are maintaining an adequate training pipeline to provide a capacity buffer to enable responsiveness in an ever-changing demand and operating environment.

Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. Our operating ratio of 60.3% improved 3.1 points in the third quarter of 2024 compared to 2023 and our year-to-date operating ratio of 60.4% improved 2.4 points compared to 2023 driven by productivity initiatives, core pricing gains, and the year-over-year impact from lower fuel prices, partially offset by inflation and other costs. In addition, the year-to-date period was positively impacted by 2024 contract settlements, a 2024 gain on the sale of intermodal equipment, and the 2023 labor agreement ratification charge.

Debt / Net Income
Millions, Except Ratios	Sep. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2024	2023
Debt	$31,413	$32,579
Net income	6,637	6,379
Debt / net income	4.7	5.1

Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	Sep. 30,	Dec. 31,
for the Trailing Twelve Months Ended [a]	2024	2023
Net income	$6,637	$6,379
Add:
Income tax expense	2,060	1,854
Depreciation	2,381	2,318
Interest expense	1,288	1,340
EBITDA	$12,366	$11,891
Adjustments:
Other income, net	(390)	(491)
Interest on operating lease liabilities [b]	47	58
Adjusted EBITDA	$12,023	$11,458
Debt	$31,413	$32,579
Operating lease liabilities	1,283	1,600
Adjusted debt	$32,696	$34,179
Adjusted debt / adjusted EBITDA	2.7	3.0

[a]	The trailing twelve months income statement information ended September 30, 2024, is recalculated by taking the twelve months ended December 31, 2023, subtracting the nine months ended September 30, 2023, and adding the nine months ended September 30, 2024.
[b]	Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

Adjusted debt (total debt plus operating lease liabilities plus after-tax unfunded pension and OPEB (other post-retirement benefit) obligations) to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is debt to net income ratio. The tables above provide reconciliations from net income to adjusted EBITDA, debt to adjusted debt, and debt to net income to adjusted debt to adjusted EBITDA. At September 30, 2024, and December 31, 2023, the incremental borrowing rate on operating leases was 3.7% and 3.6%, respectively. Pension and OPEB were funded at September 30, 2024, and December 31, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Financial Condition

Cash Flows
Millions, for the Nine Months Ended September 30,	2024	2023
Cash provided by operating activities	$6,684	$5,984
Cash used in investing activities	(2,426)	(2,650)
Cash used in financing activities	(4,375)	(3,540)
Net change in cash, cash equivalents, and restricted cash	$(117)	$(206)

Operating Activities

Cash provided by operating activities increased in the first nine months of 2024 compared to the same period of 2023 due primarily to 2023 payments of $449 million for agreements reached with our labor unions and higher net income.

Investing Activities

Cash used in investing activities decreased in the first nine months of 2024 compared to the same period of 2023 driven by higher proceeds from asset sales, including a sale of intermodal equipment.

The table below details cash capital investments:

Millions, for the Nine Months Ended September 30,	2024	2023
Rail and other track material	$373	$448
Ties	369	367
Ballast	145	152
Other [a]	480	509
Total road infrastructure replacements	1,367	1,476
Line expansion and other capacity projects	137	141
Commercial facilities	196	255
Total capacity and commercial facilities	333	396
Locomotives and freight cars [b]	643	483
Technology and other	187	227
Total cash capital investments [c]	$2,530	$2,582

[a]	Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]	Locomotives and freight cars include early lease buyouts of $96 million in 2024 and $14 million in 2023.
[c]	Weather-related damages for the nine months ended September 30, 2024 and 2023, are immaterial.

Capital Plan

In 2024, we expect our capital plan to be approximately $3.4 billion, down 8% from 2023. Roughly half of the year-over-year decrease is attributable to the 2023 purchase of a small trucking and transload operator and related real estate assets. We plan to continue to make investments to support our growth strategy, harden our infrastructure, replace older assets, and improve the safety and resiliency of the network. In addition, the plan includes investments in growth-related projects to drive more carloads to the network, certain ramps to efficiently handle volumes from intermodal customers, continued modernization of our locomotive fleet, and projects intended to improve operational efficiency. The capital plan may be revised if business conditions warrant or if laws or regulations affect our ability to generate sufficient returns on these investments.

Financing Activities

Cash used in financing activities increased in the first nine months of 2024 compared to the same period of 2023 driven by a decrease in debt issued and an increase in share repurchases.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions, for the Nine Months Ended September 30,	2024	2023
Cash provided by operating activities	$6,684	$5,984
Cash used in investing activities	(2,426)	(2,650)
Dividends paid	(2,403)	(2,380)
Free cash flow	$1,855	$954

The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions, for the Nine Months Ended September 30,	2024	2023
Cash provided by operating activities	$6,684	$5,984
Cash used in capital investments	(2,530)	(2,582)
Total (a)	$4,154	$3,402
Net income (b)	$4,985	$4,727
Cash flow conversion rate (a/b)	83%	72%

Current Liquidity Status

We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volumes.

During the third quarter of 2024, we generated $2.7 billion of cash provided by operating activities, repurchased $738 million worth of shares under our share repurchase programs, and paid our quarterly dividend. On September 30, 2024, we had $947 million of cash and cash equivalents, $2.0 billion of credit available under our revolving credit facility, and $800 million undrawn on the Receivables Facility. We have been, and we expect to continue to be, in compliance with our debt covenants.

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

The following table identifies material obligations as of September 30, 2024:

		Oct. 1	Payments Due by Dec. 31,
		through
Contractual Obligations		Dec. 31,					After
Millions	Total	2024	2025	2026	2027	2028	2028
Debt [a]	$58,298	$392	$2,591	$2,617	$2,348	$2,294	$48,056
Purchase obligations [b]	2,082	168	786	618	235	163	112
Operating leases [c]	1,416	51	350	279	225	198	313
Other post-retirement benefits [d]	382	33	40	40	39	39	191
Finance lease obligations [e]	125	7	42	35	30	11	-
Total contractual obligations	$62,303	$651	$3,809	$3,589	$2,877	$2,705	$48,672

[a]	Excludes finance lease obligations of $116 million as well as unamortized discount and deferred issuance costs of ($1,703) million. Includes an interest component of $25,298 million.
[b]	Purchase obligations include locomotive maintenance contracts; purchase commitments for ties, ballast, and rail; and agreements to purchase other goods and services.
[c]	Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $133 million.
[d]	Includes estimated other post-retirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.
[e]	Represents total obligations, including interest component of $9 million.

OTHER MATTERS

Asserted and Unasserted Claims – See Note 15 to the Condensed Consolidated Financial Statements.

Indemnities – See Note 15 to the Condensed Consolidated Financial Statements.

CAUTIONARY INFORMATION

Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, statements and information set forth under the captions “Liquidity and Capital Resources” regarding our capital plan, share repurchase programs, contractual obligations, and "Other Matters" in this Item 2 of Part I. Forward-looking statements and information also include any other statements or information in this report (including information incorporated herein by reference) regarding: potential impacts of public health crises, including pandemics, epidemics, and the outbreak of other contagious disease, such as the coronavirus and its variant strains (COVID); the Russia-Ukraine and Israel-Hamas wars and other geopolitical tensions in the middle east, and any impacts on our business operations, financial results, liquidity, and financial position, and on the world economy (including customers, employees, and supply chains), including as a result of fluctuations in volume and carloadings; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations as to hiring challenges; availability of employees; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications (including those discussed in response to increased traffic); expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, cyber-attacks or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words, phrases, or expressions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities – The following table presents common stock repurchases during each month for the third quarter of 2024:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares That May Be Purchased Under Current Authority [b]
Jul. 1 through Jul. 31	875,956	$236.15	875,956	79,023,751
Aug. 1 through Aug. 31	1,148,092	246.70	1,147,633	77,876,118
Sep. 1 through Sep. 30	1,025,829	251.96	982,472	76,893,646
Total	3,049,877	$245.44	3,006,061	N/A

[a]	Total number of shares purchased during the quarter includes 43,816 shares delivered or attested to UPC by employees to pay stock option exercise prices and satisfy tax withholding obligations for stock option exercises or vesting of retention units or retention shares.
[b]	Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing, manner, and amount of these transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

On August 16, 2024, Todd M. Rynaski, Senior Vice President and Chief Accounting, Risk, and Compliance Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 12,105 shares of Union Pacific Corporation common stock, of which 12,105 are to be acquired upon the exercise of vested stock options, between November 15, 2024, and August 29, 2025, subject to certain conditions.

On August 28, 2024, Craig V. Richardson, Executive Vice President, Chief Legal Officer, and Corporate Secretary, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 6,495 shares of Union Pacific Corporation common stock, of which 6,495 are to be acquired upon the exercise of vested stock options, between November 27, 2024, and June 30, 2025, subject to certain conditions.

On August 28, 2024, Elizabeth F. Whited, President, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 7,500 shares of Union Pacific Corporation common stock, of which 7,500 are to be acquired upon the exercise of vested stock options, between November 27, 2024, and March 31, 2025, subject to certain conditions.

Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

10(a)	Supplemental Thrift Plan (409A Grandfathered Component) of Union Pacific Corporation, effective as of January 1, 2009, including all amendments adopted through August 1, 2024.

10(b)	Supplemental Thrift Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, effective as of January 1, 2009, including all amendments adopted through August 1, 2024.

10(c)	Supplemental Pension Plan for Officers and Managers (409A Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended and restated in its entirety effective January 1, 1989, including all amendments adopted through August 1, 2024.

10(d)	Supplemental Pension Plan for Officers and Managers (409A Non-Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended and restated in its entirety effective January 1, 1989, including all amendments adopted through August 1, 2024.

10(e)	Deferred Compensation Plan (409A Grandfathered Component) of Union Pacific Corporation, originally effective as of January 1, 2009, as amended and restated including all amendments adopted through August 1, 2024.

10(f)	Deferred Compensation Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, originally effective as of January 1, 2009, as amended and restated including all amendments adopted through August 1, 2024.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - V. James Vena.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Jennifer L. Hamann.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - V. James Vena and Jennifer L. Hamann.

101

The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 (filed with the SEC on October 24, 2024), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended September 30, 2024 and 2023, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2024, and December 31, 2023, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2024 and 2023, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2024 and 2023, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

Dated: October 24, 2024

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Senior Vice President and
Chief Accounting, Risk, and Compliance Officer
(Principal Accounting Officer)