Form 10-K
period 2024-12-31
UNION PACIFIC CORP
filed 2025-02-07
CIK 100885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐Yes ☑ No
As of June 28, 2024, the aggregate market value of the registrant’s Common Stock held by non-affiliates (using the New York Stock Exchange closing price) was $137.8 billion.
The number of shares outstanding of the registrant’s Common Stock as of January 31, 2025, was 604,286,378.

Documents Incorporated by Reference – Portions of the registrant’s definitive Proxy Statement for the Annual Meeting of Shareholders to be held on May 8, 2025, are incorporated by reference into Part III of this report. The registrant’s Proxy Statement will be filed with the Securities and Exchange Commission (SEC) within 120 days after the end of the fiscal year that this report relates pursuant to Regulation 14A.
UNION PACIFIC CORPORATION

February 7, 2025
Fellow Shareholders:
The Union Pacific team had a very successful 2024, as we executed our strategy of Safety, Service, and Operational Excellence leading to Growth. The commitment to that strategy enabled the team to achieve strong results across the board and set the Company up for future success. Although success can be measured in many ways, it’s ultimately about delivering for our owners, putting our company in a great financial position, and being clear about what success is for our employees, our customers, and the communities where we operate.

In 2024, we reported earnings per diluted share of $11.09, a 6% increase versus 2023. Total volumes increased 3% versus 2023, driven by strength in international intermodal and agricultural products, more than offsetting a 20% decline in coal and the overall impact of a muted industrial economy. We achieved an operating ratio of 59.9%, a 240-basis point improvement versus 2023, driven by the day-to-day actions of our team to improve the efficiency of our network.

This success doesn’t just happen. It’s rooted in that commitment to our strategy. Within Safety, we achieved significant reductions in both our personal injury and derailment rates. We are seeing the results from our investments in training, safety programs, infrastructure, and technology. We cannot and will not waiver on our goal to be the best in safety.

Service is what we sold our customers. Committing to what we can do and doing it with excellence. We built on our success in late 2023 to provide our customers with an even stronger service product throughout 2024. Our full year operating metrics demonstrate that success, as freight car velocity improved 2% and intermodal and manifest service performance index (SPI) improved 2 and 4 points, respectively. We also invested $3.4 billion in capital to harden our infrastructure, grow our business, provide better service, and embed new technologies into our processes. The list is long, but we will reap long-term rewards from investments in the Phoenix Intermodal Terminal, hump yard improvements, siding extensions, application programming interfaces (API), and new gate technologies, to name only a few.

Operational Excellence is about operating efficiently and productively, delivering value with speed. Yet understanding we need a resource buffer so we can provide the service we promised and handle the inevitable ups and downs that come with weather, fluctuating volumes, and securing growth. As evident by the improvements to our operating ratio, we made great strides in 2024 to use our assets more efficiently. However, that wasn’t done without challenges that tested our resource buffer. During 2024, we saw international intermodal surge on the west coast, growing over 19% versus 2023. Our ability to handle that volume with minimal impact on the rest of our network demonstrates the effectiveness of our buffer strategy. More specifically on resource productivity, in 2024, we achieved 6% and 5% improvements in workforce and locomotive productivity, respectively. In fact, our performance in workforce productivity for the year was a best ever result.

Our ability to excel in those three areas led to Growth in 2024. Operating Revenues grew 1% driven by volume gains and strong core pricing, which more than offset lower fuel surcharge revenues and an unfavorable business mix. When you remove the impact of fuel, our freight revenues grew 4%. Key is that in a muted economic environment, and with a significant decline in our coal volume, we still grew. By executing on our strategy, we are outperforming our markets and positioning ourselves to be ready for even stronger growth when the freight economy improves.

As we turn the page to 2025, the team is focused on what’s possible and unlocking the value of the Union Pacific franchise. We are ready to build on these accomplishments to achieve a higher level of success. We understand that we’re the current stewards of this amazing, historic company. And it’s our responsibility to leave it in a better place than we found it, as those before us had done. We are grateful for that opportunity and ready to succeed. Thank you for your ownership of Union Pacific.

Chief Executive Officer

DIRECTORS AND SENIOR MANAGEMENT

BOARD OF DIRECTORS

William J. DeLaney
Former Chief Executive Officer - Sysco Corporation
Board Committees: Compensation and Talent (Chair); Safety and Service Quality
David B. Dillon
Former Chairman and CEO - The Kroger Company
Board Committees: Audit (Chair); Corporate Governance, Nominating, and Sustainability
Sheri H. Edison
Former Executive Vice President and General Counsel - Amcor plc
Board Committees: Compensation and Talent; Corporate Governance, Nominating, and Sustainability (Chair)
Teresa M. Finley
Former Chief Marketing and Business Services Officer - United Parcel Service, Inc.
Board Committees: Audit; Finance

Deborah C. Hopkins
Former Chief Executive Officer - Citi Ventures and Former Chief Innovation Officer - Citi
Board Committees: Compensation and Talent; Finance (Chair)
Jane H. Lute
Strategic Advisor - SICPA, North America
Board Committees: Corporate Governance, Nominating, and Sustainability; Safety and Service Quality (Chair)
Michael R. McCarthy
Chairman - Union Pacific Corporation and Union Pacific Railroad Company; Chairman - McCarthy Group, LLC; and Chairman - Bridges Trust Company
Board Committees: Corporate Governance, Nominating, and Sustainability; Finance
Doyle R. Simons
Former President and CEO - Weyerhaeuser Company
Board Committees: Compensation and Talent; Safety and Service Quality

John K. Tien, Jr.
Former Deputy Secretary - U.S. Department of Homeland Security
Board Committees: Audit; Finance
V. James Vena
Chief Executive Officer - Union Pacific Corporation and Union Pacific Railroad Company
John P. Wiehoff
Former Chairman, President, and CEO - C.H. Robinson Worldwide, Inc.
Board Committees: Audit; Safety and Service Quality
Christopher J. Williams
Chairman - Siebert Williams Shank & Co.
Board Committees: Audit; Finance

SENIOR MANAGEMENT

V. James Vena
Chief Executive Officer
Bryan L. Clark
Vice President - Tax
Eric J. Gehringer
Executive Vice President - Operations
Rebecca B. Gregory
Vice President and Chief of Staff
Jennifer L. Hamann
Executive Vice President and Chief Financial Officer

Rahul Jalali
Executive Vice President and Chief Information Officer
Michael V. Miller
Vice President and Treasurer
Joshua K. Perkes
Senior Vice President and Chief Human Resources Officer
Craig V. Richardson
Executive Vice President, Chief Legal Officer, and Corporate Secretary
Kenny G. Rocker Executive Vice President - Marketing and Sales Todd M. Rynaski Senior Vice President and Chief Accounting, Risk, and Compliance Officer Elizabeth F. Whited President

PART I
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
STRATEGY
Safety, Service, and Operational Excellence supports the Company's long-term initiative to Grow its freight volumes. Together as a team, the Company will focus on achieving the best safety record in the industry, being known for superior service, grounded in operational excellence, which, in turn, drives growth.
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
Operational Excellence is about operating efficiently and productively. We will drive value with our available resources but also maintain a buffer so our service is resilient, managing the inevitable ups and downs that come with weather, fluctuating volumes, and securing growth.
Growth is the outcome of executing our strategy to be the industry leader in both safety and service resulting in improved margins and greater cash generation, creating long term enterprise value. The expected outcome of successfully executing our strategy will be an industry leading operating ratio and return on invested capital.
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

Operations – UPRR is a Class I railroad operating in the U.S. We have 32,880 route miles, connecting Pacific Coast and Gulf Coast ports with the Midwest and Eastern U.S. gateways and providing several corridors to key Mexican and Canadian gateways. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers to move freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic moves through Gulf Coast, Pacific Coast, and East Coast ports and across the Mexican and Canadian borders. In 2024, we generated freight revenues totaling $22.8 billion from the following three commodity groups:
2024 Freight Revenues
Bulk – The Company's Bulk shipments consist of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. In 2024, this group generated 32% of our freight revenues. We access most major grain markets, connecting the Midwest and Western U.S. producing areas to export terminals in the Pacific Northwest and Gulf Coast ports as well as Mexico. We also serve significant domestic markets, including grain processors, animal feeders, ethanol, and renewable biofuel producers in the Midwest and West. Fertilizer movements originate in the Gulf Coast region, Midwest, Western U.S., and Canada (through interline access) for delivery to major agricultural users in those areas as well as abroad. The Railroad’s network supports the transportation of coal shipments to independent and regulated power companies and industrial facilities throughout the U.S. Through interchange gateways and ports, UPRR’s reach extends to Eastern U.S. utilities as well as to Mexico and other international destinations. Coal traffic originating in the Powder River Basin (PRB) area of Wyoming is the largest portion of the Railroad’s coal business.
Industrial – Our extensive network facilitates the movement of numerous commodities between thousands of origin and destination points throughout North America. The Industrial group consists of several categories, including construction, industrial chemicals, plastics, forest products, specialized products (primarily waste, salt, and roofing), metals and ores, petroleum, liquid petroleum gases (LPG), soda ash, and sand. Transportation of these products accounted for 37% of our freight revenues in 2024. Commercial, residential, and governmental infrastructure investments drive shipments of steel, aggregates, cement, and wood products. Industrial and light manufacturing plants receive steel, nonferrous materials, minerals, and other raw materials.
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
Premium – In 2024, Premium shipments generated 31% of Union Pacific’s total freight revenues. Premium includes finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. International business consists of import and export traffic moving in 20 or 40-foot shipping containers, that mainly pass through West Coast ports, destined for one of the Company's many inland intermodal terminals. Domestic business includes container and trailer traffic picked up and delivered within North America for intermodal marketing companies (primarily shipper agents and logistics companies) as well as truckload carriers.
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
Proud & Engaged Workforce – Our employees are central to our strategy of Safety, Service, and Operational Excellence leading to Growth, and investing in our workforce is key to our success.
Our People: Our award-winning, multigenerational workforce includes talented people from all walks of life, in many stages of life. Made up of management and craft professionals, we are focused on attracting, retaining, and developing talent across our entire system.
As of December 31, 2024, the Company employed 32,439 employees. Our workforce includes five generations from Traditionalists (born before 1946) to Generation Z (born after 1998). The average age is 46.9 with an average tenure of 16.2 years.
Union Pacific works with 13 major rail unions, representing approximately 84% of our workforce. Pursuant to the Railway Labor Act (RLA), a federal statute enacted in 1926, our collective bargaining agreements are subject to modification every five years. Existing agreements remain in effect until new agreements are ratified or until the RLA procedures are exhausted. The RLA is designed to bring the railroads and unions to agreement without disruptions to rail transportation. Local negotiations began on January 1, 2025, related to years 2025-2029.
Our Culture: At Union Pacific, the How Matters – high ethical standards guide the decisions we make and action we take to protect our employees, communities, and customers. Our passion for performance drives our safety, customer experience, and financial results while we work as a team to create opportunity for all.
Safety is central to everything we do at Union Pacific. Together, we are committed to cultivating a safety-focused culture, so our employees return home safely every day. To achieve this, our employees identify risks, initiate action to mitigate those risks, and have the courage to care to keep each other safe.
Our success is measured by our personal injury rate (the number of reportable injuries for every 200,000 employee-hours worked) and our derailment incident rate (the number of reportable derailment incidents per million train miles). Reportable personal injuries are defined as on duty incidents or occupational illnesses that result in employees losing time away from work, modifying or restricting their normal duties, or receiving any medical treatment above and beyond first aid. Reportable derailment incidents are defined as any occurrence where a wheel of a locomotive or rail car falls off the track and causes damage to track, equipment, or structures above the Federal Railroad Administration (FRA) reporting threshold, regardless of ownership ($12,000 for 2024 and $12,400 for 2025) per million train miles. Personal injuries and derailment incidents that meet reportable criteria are reported to the FRA.
Our 2024 personal injury rate of 0.90 improved 23%, and our derailment incident rate of 2.17 improved 20% versus 2023. (See further discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations, Item 7, of this report.)
Union Pacific is committed to creating an environment where people can be their best, personally and professionally. We believe that a supportive culture increases employee engagement, improves morale, and allows qualified employees to succeed and contribute to Union Pacific's success. All of this supports our safety strategy and improves the quality of decision-making, problem-solving, and strategic thinking.
Union Pacific’s commitment, today and for the future, is to further improve and strengthen performance through our workforce, where everyone is treated fairly, differences are valued, and talent is recognized and rewarded. Union Pacific intends to maintain its standards of hiring and promoting based on merit, while aspiring to reach 40% people of color and double our female representation to 11% in our workforce by 2030. As of December 31, 2024, workforce representation of people of color and females was 34.3% and 5.2%, respectively.
The Employee Journey: From recruitment to retirement and milestones in between, we are relentlessly focused on supporting and engaging employees throughout their Union Pacific journey. We view it as imperative to invest in our employees with meaningful benefit offerings, developmental experiences, and career opportunities.
The process begins with recruitment, where we strive to attract the most talented employees to join our team. Then, we focus on training and development, which includes courses and programs designed to help our employees grow into new roles and/or learn a new skill in their current role so that we can retain our workforce over time.

Providing competitive compensation and meaningful benefits is key to attracting and retaining talented employees. Union Pacific is committed to continuously reviewing its compensation programs and comprehensive benefits programs to promote programs that are fair and competitive. Both are key to enhancing the value of working for Union Pacific and demonstrating the Company’s commitment to the health and wealth of employees during their career. Benefits vary based on the applicable collective bargaining agreement or an employee’s management status. The final stage of the employee journey is a fulfilling retirement, which is enabled during their Union Pacific career through our compensation and benefit programs, particularly contributions to 401(k) plans and the employee stock purchase plan (ESPP).
Our Board of Directors evaluates our non-union compensation plans and reviews recommendations from the Compensation and Talent Committee, while collective bargaining agreements govern compensation for our union employees. The median annual compensation for all employees employed as of December 31, 2024, was $103,190 (excluding the CEO).
Talent is critical - our ability to recruit and retain employees is directly tied to our railroad’s success, as proven by our strong retention rate, our robust offerings, benefits, and work environment that creates meaningful family-supporting careers. We are focused on effectively managing workforce levels to the demands of the business and improving quality of life for our employees.
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
We operate an emergency response management center 24 hours a day. The center receives reports of emergencies, dangerous or potentially dangerous conditions, and other safety and security issues from our employees, the public, law enforcement, and other government officials. In cooperation with government officials, we monitor both threats and public events, and, as necessary, we may alter rail traffic flow at times of concern to minimize risk to communities and our operations. We comply with the hazardous materials routing rules and other requirements imposed by federal law. We design our operating plan to expedite the movement of Rail Security Sensitive Materials (RSSM), a subset of particularly hazardous materials, to minimize the time rail cars remain idle at yards and terminals located in or near major population centers. Additionally, in compliance with Transportation Security Administration (TSA) regulations, we deployed information systems and instructed employees in tracking and documenting the handoff of RSSM with customers and interchange partners.
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
Cooperation with Federal, State, and Local Government Agencies – We work closely on physical and cybersecurity initiatives with government agencies, including the U.S. Department of Transportation (DOT); the Federal Bureau of Investigation (FBI); the Department of Homeland Security (DHS), along with its Cybersecurity and Infrastructure Security Agency (CISA), and the TSA; as well as local police departments, fire departments, and other first responders.
In compliance with TSA regulations established in 2022, we designated a Cybersecurity Coordinator to oversee our cybersecurity initiatives and report required incidents to the CISA. We communicated our Cybersecurity Incident Response Plan and conducted a Cybersecurity Vulnerability Assessment to identify potential risks. Our Cybersecurity Implementation Plan outlines the specific actions taken to meet the TSA prevention, detection, and response requirements. Additionally, an ongoing assessment program has been implemented to proactively and regularly evaluate the effectiveness of our cybersecurity program to identify and mitigate emerging risks. These efforts have been validated by the TSA, confirming our adherence to their standards.

In conjunction with the Association of American Railroads (AAR), we sponsor Ask Rail, a mobile application that provides first responders with secure links to electronic information, including commodity and emergency response information required by emergency personnel to respond to accidents and other situations. We also participate in the National Joint Terrorism Task Force, a multi-agency effort established by the U.S. Department of Justice and the FBI to combat and prevent terrorism.
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
The operations of the Railroad are subject to the regulations of the FRA and other federal and state agencies as well as the regulatory jurisdiction of the Surface Transportation Board (STB). The STB has jurisdiction over rates charged on certain regulated rail traffic; common carrier service of regulated traffic; freight car compensation; transfer, extension, or abandonment of rail lines; and acquisition of control of rail common carriers. The STB is reviewing proposed rulemaking in various areas, including reciprocal switching and commodity exemptions, and has finalized rules creating new procedures for smaller rate complaints that are being reviewed in appellate courts. The STB also continues to explore changes to the methodology for determining railroad revenue adequacy, the possible uses of revenue adequacy in regulating railroad rates, and ways to regulate service, including by use of emergency service orders. The STB posts quarterly reports on rate reasonableness cases, maintains a database on service complaints, and has the authority to initiate investigations, among other things.
The DOT, the Occupational Safety and Health Administration, the Pipeline and Hazardous Materials Safety Administration, and the DHS, along with other federal agencies, have jurisdiction over certain aspects of safety, movement of hazardous materials and hazardous waste, emissions requirements, and equipment standards. Additionally, various state and local agencies have jurisdiction over disposal of hazardous waste and seek to regulate movement of hazardous materials in ways not preempted by federal law.
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
We urge you to consider carefully the factors described below and the risks that they present for our operations as well as the risks addressed in other reports and materials that we file with the SEC and the other information included or incorporated by reference in this Form 10-K. When the factors, events, and contingencies described below or elsewhere in this Form 10-K materialize, our business, reputation, financial condition, results of operations, cash flows, or prospects can be materially adversely affected. In such case, the trading price of our common stock could decline, and you could lose part or all of your investment. Some of the factors, events, and contingencies discussed below may have occurred in the past, and the disclosures below are not representations as to whether or not the factors, events, or contingencies have occurred in the past, but are provided because future occurrences of such factors, events, or contingencies could have a material adverse effect. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, reputation, financial condition, results of operations, cash flows, and prospects.
Strategic and Operational Risks
We Must Manage Fluctuating Demand for Our Services and Network Capacity – Significant reductions in demand for rail services with respect to one or more commodities or changes in consumer preferences that affect the businesses of our customers can lead to increased costs associated with resizing our operations, including higher unit operating costs and costs for the storage of locomotives, rail cars, and other equipment; workforce adjustments; and other related activities, which could have a material adverse effect on our results of operations, financial condition, and liquidity. If there is significant demand for our services that exceeds the designed capacity of our network or shifts in traffic flow that are contrary to the designed capacity of our network, we can experience challenges, including congestion and reduced velocity, that could compromise the level of service we provide to our customers. This level of demand also can compound the impact of weather and weather-related events on our operations and velocity. We cannot be sure that our efforts to improve our transportation plan, add capacity, improve operations at our yards and other facilities, and improve our ability to address surges in demand for any reason by carrying a resource buffer will fully or adequately address any service shortcomings resulting from demand exceeding our planned capacity. From time to time we also experience other operational or service challenges related to network capacity, dramatic and unplanned fluctuations in our customers’ demand for rail service with respect to one or more commodities or operating regions, or other events that could negatively impact our operational efficiency, any or all of which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Transport Hazardous Materials – We transport certain hazardous materials and other materials, including crude oil, ethanol, and toxic inhalation hazard (TIH) materials, such as chlorine, that pose certain risks in the event of a release or combustion. Additionally, U.S. laws impose common carrier obligations on railroads that require us to transport certain hazardous materials regardless of risk or potential exposure to loss. An accident or other incident on our network, at our facilities, or at the facilities of our customers involving the release or combustion of hazardous materials can involve significant costs and claims for personal injury, property damage, and environmental penalties and remediation in excess of our insurance coverage for these risks, which could harm our reputation or have a material adverse effect on our results of operations, financial condition, and liquidity.
We Rely on Technology and Technology Improvements in Our Business Operations – We rely on information technology in all aspects of our business, including technology systems operated by us (whether created by us or purchased), under control of third parties, and open-source software. If we do not have sufficient capital or do not deploy sufficient capital in a timely manner to acquire, develop, or implement new technology or maintain or upgrade current systems, such as Positive Train Control (PTC) or the latest version of our transportation control systems, we may suffer a rail service outage or competitive disadvantage within the rail industry and with companies providing other modes of transportation service, which could have a material adverse effect on our results of operations, financial condition, and liquidity.
We Are Subject to Cybersecurity Risks – We rely on information technology in all aspects of our business, including technology systems operated by us (whether created by us or purchased), under control of third parties, and open-source software. We have experienced and will likely continue to experience varying degrees of cyber incidents in the normal course of business. There can be no assurance that the resources we devote to protect our technology systems and proprietary data or the systems we have designed to identify, prevent, or limit the effects of cyber incidents will be sufficient to prevent or detect such incidents, or to avoid a material adverse impact on our systems after such incidents do occur. Furthermore, due to the rising numbers and increasing sophistication of cyber-attacks, an increasingly complex information technology supply chain, and the nature of zero-day exploits, we may be unable to anticipate or implement adequate measures to prevent a security breach, including by ransomware or as a result of human error or other cyber-attack methods, from materially affecting our systems or the systems of third-parties upon which we rely. The rapid evolution and increased availability of artificial intelligence may intensify cybersecurity risks by making cyber-attacks more sophisticated and cybersecurity incidents more difficult to detect, contain, and mitigate. A cyber incident that results in significant service interruption; safety failure; other operational difficulties; unauthorized access to (or the loss of access to) competitively sensitive, confidential, or other critical data or systems; loss of customers; financial losses; regulatory fines; reputational harm; or misuse or corruption of critical data and proprietary information, could have a material adverse impact on our results of operations, financial condition, and liquidity. We may experience security breaches that could remain undetected for an extended period and, therefore, have a greater impact on us. Additionally, we may be exposed to increased cybersecurity risk because we are a component of the critical U.S. infrastructure.
Severe Weather and Natural Events Could Result in Significant Business Interruptions and Expenditures – As a railroad with a vast network, we are exposed to severe weather conditions and other natural phenomena, including earthquakes, hurricanes, fires, floods, mudslides or landslides, extreme temperatures, avalanches, and significant precipitation, and climate change may cause or contribute to the severity or frequency of such weather conditions. Line outages and other interruptions caused by these conditions have in the past and could in the future adversely affect parts or all of our rail network, potentially negatively affecting revenues, costs, and liabilities, despite efforts we undertake to plan for these events. Our revenues can also be adversely affected by severe weather that causes damage and disruptions to our customers. These impacts caused by severe weather or other natural phenomena could have a material adverse effect on our results of operations, financial condition, and liquidity.
A Significant Portion of Our Revenues Involves Transportation of Commodities to and from International Markets – Although revenues from our operations are attributable to transportation services provided in the U.S., a significant portion of our revenues involves the transportation of commodities to and from international markets, including Mexico, Canada, and Southeast Asia, by various carriers and, at times, various modes of transportation. Significant and sustained interruptions of trade with Mexico, Canada, or countries in Southeast Asia, including China, could adversely affect customers and other entities that, directly or indirectly, purchase or rely on rail transportation services in the U.S. as part of their operations, and any such interruptions, including international armed conflicts such as the Russia-Ukraine and Israel-Hamas wars, could have a material adverse effect on our results of operations, financial condition, and liquidity. Any one or more of the following could cause a significant and sustained interruption of trade with Mexico, Canada, or countries in Southeast Asia: (a) a deterioration of security for international trade and businesses; (b) the adverse impact of new laws, rules, and regulations or the interpretation or enforcement of laws, rules, and regulations by government entities, courts, or regulatory bodies, including the United States-Mexico-Canada Agreement (USMCA) or other international trade agreements; (c) actions of taxing authorities that affect our customers doing business in or with foreign countries; (d) any significant adverse economic developments, such as extended periods of high inflation, material disruptions in the banking sector or in the capital markets of these foreign countries, and significant changes in the valuation of the currencies of these foreign countries that could materially affect the cost or value of imports or exports; (e) shifts in patterns of international trade, including as a result of changes to international trade agreements or policies, that adversely affect import and export markets; (f) a material reduction in foreign direct investment in these countries; and (g) public health crises, including the outbreak of pandemic or contagious disease, such as the coronavirus and its variant strains (COVID). An imposition of tariffs on imports or other changes to U.S. trade policy could cause demand for shipping from international markets to decrease, and if the declines are significant enough, it could have a material adverse effect on our results of operations, financial condition, and liquidity.
We Are Dependent on Certain Key Suppliers of Locomotives and Rail – Due to the capital-intensive nature and sophistication of locomotive equipment, parts, and maintenance, potential new suppliers face high barriers to entry. Therefore, if one of the domestic suppliers of locomotives discontinues manufacturing locomotives, supplying parts, or providing maintenance for any reason, including bankruptcy or insolvency or the inability to manufacture locomotives that meet efficiency or regulatory emissions standards, we could experience significant cost increases and reduced availability of the locomotives that are necessary for our operations. Additionally, we utilize a limited number of steel producers that meet our specifications. Rail is critical to our operations for rail replacement programs, maintenance, and for adding additional network capacity, new rail and storage yards, and expansions of existing facilities. This industry similarly has high barriers to entry, and if there is any significant consolidations or mergers in this industry, or one of these suppliers discontinues operations for any reason, including bankruptcy or insolvency, we could experience both significant cost increases for rail purchases and difficulty obtaining sufficient rail for maintenance and other projects. Changes to trade agreements or policies that result in increased tariffs on goods imported into the United States could also result in significant cost increases for rail purchases and difficulty obtaining sufficient rail.
Workforce Risks
Strikes or Work Stoppages Could Adversely Affect Our Operations – The U.S. Class I railroads are party to collective bargaining agreements with various labor unions. The majority of our employees belong to labor unions and are subject to these agreements. Disputes over the terms of these or future agreements or the terms of such agreements, or our potential inability to negotiate acceptable contracts with these unions or the renegotiation of them or their term can lead to, among other things, strikes, work stoppages, slowdowns, or lockouts, any or all of which could compromise our service reliability or cause a significant disruption of our operations, and could increase our costs for wages, health care, and other benefits, which could have a material adverse effect on our results of operations, financial condition, and liquidity. Labor disputes, work stoppages, slowdowns, or lockouts at loading/unloading facilities, ports, or other transport access points, or by employees of our customers or our suppliers, could compromise our service reliability and have a material adverse impact on our results of operations, financial condition, and liquidity.
The Availability of Qualified Personnel Could Adversely Affect Our Operations – Changes in demographics, training requirements, and pandemic illnesses or restrictions could negatively affect the availability of qualified personnel for us, our customers, and throughout the supply chain. Our ability to quickly react to other factors that affect our ability to attract and retain employees may be restricted due to limited flexibility to make unilateral changes to collective bargaining agreements, which cover the majority of our workforce. Unpredictable increases in demand for rail services and a lack of network fluidity may exacerbate our risks related to having insufficient qualified personnel, which could have a negative impact on our operational efficiency and otherwise have a material adverse effect on our results of operations, financial condition, and liquidity.
Legal and Regulatory Risks
We Are Subject to Significant Governmental Regulation – We are subject to governmental regulation by a significant number of federal, state, and local authorities covering a variety of health, safety, labor, employment, environmental, economic (as discussed below), tax, social, and other matters. Many laws and regulations require us to obtain and maintain various licenses, permits, and other authorizations, and we cannot guarantee that we will continue to be able to do so. Our failure to comply with applicable laws and regulations could have a material adverse effect on us as a result of litigation or proceedings by private parties, governments, or regulators, including and in addition to those described in Note 17 to the Consolidated Financial Statements entitled "Commitments and Contingencies." Governments or regulators may change the legislative or regulatory frameworks that we operate in without providing us any recourse to address any adverse effects on our business, including, without limitation, regulatory determinations or rules regarding dispute resolution, increasing the amount of our traffic subject to common carrier regulation, business relationships with other railroads, use of embargoes, calculation of our cost of capital or other inputs relevant to computing our revenue adequacy, the prices we charge, changes in tax rates, enactment of new tax laws or tariffs, and revision in tax regulations. Significant legislative activity in Congress or regulatory activity by other government branches or agencies, such as the STB, could expand regulation of railroad operations and pricing for rail services, which could reduce the viability of capital spending on our rail network, facilities, and equipment, and have a material adverse effect on our results of operations, financial condition, and liquidity.

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
We Are Subject to Significant Environmental Laws and Regulations – Due to the nature of the railroad business, our operations are subject to extensive federal, state, and local environmental laws and regulations concerning, among other things, emissions to the air; discharges to waters; handling, storage, transportation, and disposal of waste and other materials; and hazardous material or petroleum releases. We generate and transport hazardous and non-hazardous waste in our operations. Environmental liability can extend to previously owned or operated properties, leased properties, properties owned by third parties, as well as properties we currently own. Environmental liabilities also have arisen and may arise from claims asserted by adjacent landowners or other third parties in toxic tort litigation. We have been and may be subject to allegations or findings that we have violated, or are strictly liable under, these laws or regulations. We currently have certain obligations at existing sites for investigation, remediation, and monitoring, and we likely will have obligations at other sites in the future. We believe we maintain adequate estimated liabilities for these obligations, but fluctuations of potential costs affect our estimates based on our experience and, as necessary, the advice and assistance of our consultants. However, actual costs may vary from our estimates due to a variety of factors, including changes to environmental laws or interpretations of such laws, technological changes affecting investigations and remediation, the participation and financial viability of other parties responsible for any such liability, and the corrective action or change to corrective actions required to remediate any existing or future sites. We could incur significant costs as a result of any of the foregoing, and we may be required to incur significant expenses to investigate and remediate known, unknown, or future environmental contamination, which could have a material adverse effect on our results of operations, financial condition, and liquidity.
Macroeconomic and Industry Risks
We Face Competition from Other Railroads and Other Transportation Providers – We face competition from other railroads, motor carriers, ships, barges, and pipelines. Our main railroad competitor is Burlington Northern Santa Fe LLC. Its primary subsidiary, BNSF Railway Company (BNSF), operates parallel routes in many of our main traffic corridors. In addition, we operate in corridors served by other railroads and motor carriers. Motor carrier competition exists in all three of our commodity groups. Because of the proximity of our routes to major inland and Gulf Coast waterways, barges can be particularly competitive, especially for grain and bulk commodities in certain areas where we operate. In addition to price competition, we face competition with respect to transit times, quality, and reliability of service from motor carriers and other railroads. Motor carriers in particular can have an advantage over railroads with respect to transit times and timeliness of service. Additionally, we must build or acquire and maintain our rail system, while trucks, barges, and maritime operators are able to use public rights-of-way maintained by public entities. Any of the following could also affect the competitiveness of our transportation services for some or all of our commodities, which could have a material adverse effect on our results of operations, financial condition, and liquidity: (a) improvements or expenditures materially increasing the quality or reducing the costs of these alternative modes of transportation, such as autonomous or more fuel efficient trucks, (b) legislation that eliminates or significantly increases the existing size or weight limitations applied to motor carriers, or (c) legislation or regulatory changes that impose operating restrictions or requirements on railroads or that adversely affect the profitability of some or all railroad traffic. Many movements face product or geographic competition where our customers can use different products (e.g., natural gas instead of coal, sorghum instead of corn) or commodities from different locations (e.g., grain from states or countries that we do not serve, crude oil from different regions). Sourcing different commodities or different locations allows shippers to substitute different carriers, and such competition may reduce our volumes or constrain prices. Additionally, any future consolidation of the rail industry could materially affect our competitive environment.
We May Be Affected by Climate Change and Market or Regulatory Responses to Climate Change – Climate change, including the impact of global warming and transition risks involving policy, legal risks, and market risks, could have a material adverse effect on our results of operations, financial condition, and liquidity on both a long-term and near-term basis. Restrictions, caps, taxes, or other controls on emissions of GHGs, including diesel exhaust, could significantly increase our operating costs. Restrictions on emissions could also affect our customers that (a) use commodities that we carry to produce energy, (b) use significant amounts of energy in producing or delivering the commodities we carry, or (c) manufacture or produce goods that consume significant amounts of energy or burn fossil fuels, including chemical producers, farmers and food producers, and automakers and other manufacturers. Significant cost increases, government regulation, or changes of consumer preferences for goods or services relating to alternative sources of energy, emissions reductions, and GHG emissions can materially affect the markets for the commodities we carry and demand for our services, which in turn could have a material adverse effect on our results of operations, financial condition, and liquidity. Government incentives encouraging the use of alternative sources of energy also can affect certain of our customers and the markets for certain of the commodities we carry in a manner that could unpredictably alter our traffic patterns or reduce demand.
Compliance with laws or regulations related to climate change, along with defending and resolving legal claims and other litigation, could have a material adverse effect on our results of operations, financial condition, and liquidity. Climate change may cause severe weather conditions and other natural phenomena, including earthquakes, hurricanes, fires, floods, mudslides or landslides, extreme temperatures, avalanches, and significant precipitation. Severe weather conditions and other natural phenomena has in the past and could in the future cause line outages and other interruptions to our infrastructure. Any of these factors, individually or in operation with one or more of the other factors, or other unpredictable impacts of climate change could reduce the amount of traffic we handle and have a material adverse effect on our results of operations, financial condition, and liquidity.
Our efforts to achieve emission reduction targets or aspirations could significantly increase our operational costs and capital expenditures. In addition, stakeholder expectations regarding some of these matters may be evolving and there may be differing views among stakeholders, which could harm our reputation or increase our costs. Our ability to meet such targets or aspirations can depend on significant technological advancements, including, for example, suitable alternative fuels and zero-emissions locomotives, and when such technological advancements will take place, if at all, and whether they will be readily available on commercially reasonable terms is currently unknown. There can be no assurances we will achieve our emission reduction targets or aspirations, or that the associated costs will not be higher than expected, or that the regulatory landscape will not have a negative impact on our results of operations, financial condition, and liquidity. Government mandates may lead to the premature adoption of unproven and unreliable technology, which could negatively affect operational reliability, customer service and supply chain continuity.
Our Business, Financial Condition, and Results of Operations Have Been Adversely Affected, and in The Future, Could Be Materially Adversely Affected by Pandemics or Other Public Health Crises – Pandemics, epidemics, and other outbreaks of disease can have significant and widespread impacts. As we saw during the peaks of the COVID pandemic, outbreaks of disease can cause a global slowdown of economic activity (including the decrease in demand for a broad variety of goods), disruptions in global supply chains, and significant volatility and disruption of financial markets, resulting further in adverse effects on workforces, customers, and regional and local economies. The impact of pandemics or public health crises on our results of operations and financial condition will depend on numerous evolving factors, including, but not limited to: governmental, business, and individuals’ actions taken in response to a global pandemic or other public health crises (including restrictions on travel and transport, workforce pressures, social distancing, and shelter-in-place orders); the effect of a pandemic or other public health crises on economic activity and actions taken in response; the effect on our customers and their demand for our services; the effect of a pandemic or other public health crises on the credit-worthiness of our customers; national or global supply chain challenges or disruptions; facility closures; commodity cost volatility; general macroeconomic uncertainty in key global markets and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery as the pandemic subsides as well as response to a potential reoccurrence. Further, a pandemic or other public health crises, and the volatile regional and global economic conditions stemming from such an event, could also precipitate and aggravate the other risk factors that we identify, which could materially adversely affect our business, financial condition, results of operations (including revenues and profitability), and/or stock price. Additionally, a pandemic or other public health crises also may affect our operating and financial results in a manner that is not presently known to us or that we currently do not consider to present significant risks to our operations.
Financial Risks
We Are Affected by Fluctuating Fuel Prices – Fuel costs constitute a significant portion of our transportation expenses. Diesel fuel prices can be subject to dramatic fluctuations, and significant price increases could have a material adverse effect on our operating results. Although we currently are able to recover a significant amount of our fuel expenses from our customers through revenues from fuel surcharges, we cannot be certain that we will always be able to mitigate rising or elevated fuel costs through our fuel surcharges. Additionally, future market conditions or legislative or regulatory activities could adversely affect our ability to apply fuel surcharges or adequately recover increased fuel costs through fuel surcharges. As fuel prices fluctuate, our fuel surcharge programs trail such fluctuations in fuel prices by approximately two months and are from time-to-time a significant source of quarter-over-quarter and year-over-year volatility, particularly in periods of rapidly changing prices. International, political, and economic factors, events and conditions, including international armed conflicts such as the Russia-Ukraine and Israel-Hamas wars, and other geopolitical tensions in the Middle East, affect the volatility of fuel prices and supplies. Weather can also affect fuel supplies and limit domestic refining capacity. A severe shortage of, or disruption to, domestic fuel supplies could have a material adverse effect on our results of operations, financial condition, and liquidity. Alternatively, lower fuel prices could have a negative impact on certain commodities we transport, such as coal and domestic drilling-related shipments, which could have a material adverse effect on our results of operations, financial condition, and liquidity.

We Rely on Capital Markets – Due to the significant capital expenditures required to operate and maintain a safe and efficient railroad, we rely on the capital markets to provide some of our capital requirements. We utilize long-term debt instruments, bank financing, and commercial paper, and we pledge certain amount of our receivables as collateral for credit. Significant instability or disruptions of the capital markets, including, among other things, elevated interest rates in the credit markets and/or changes in interest rates, or deterioration of our financial condition due to internal or external factors could restrict or prohibit our access to, and significantly increase the cost of, commercial paper and other financing sources, including bank credit facilities and the issuance of long-term debt, including corporate bonds, and could also have a material adverse effect on our results of operations, financial condition, and liquidity. A significant deterioration of our financial condition could result in a reduction of our credit rating to below investment grade, which could restrict us from utilizing our current receivables securitization facility (Receivables Facility). These developments also could limit our access to external sources of capital and significantly increase the costs of short and long-term debt financing, which could have a material adverse effect on our results of operations, financial condition, and liquidity.
General Risk Factors
We Are Affected by General Economic Conditions – Prolonged, severe adverse domestic and global macroeconomic conditions or disruptions of financial and credit markets, including, for example, the cycles of recessionary fears, inflationary pressures, changes in interest rates, and/or related monetary policy actions by governments in response to inflation, may affect the producers and consumers of the commodities we carry and may have a material adverse effect on our access to liquidity, results of operations, and financial condition.
We May Be Affected by Acts of Terrorism, War, or Risk of War – Our rail lines, facilities, and equipment, including rail cars carrying hazardous materials, could be direct targets or indirect casualties of terrorist attacks. Terrorist attacks, or other similar events, any government response thereto, and war or risk of war may adversely affect our results of operations, financial condition, and liquidity. In addition, insurance premiums for some or all of our current coverages could increase dramatically, or certain coverages may not be available to us in the future. Also, in the event of a national crisis or emergency, one or more government entities could take actions (such as via the U.S. Defense Production Act or the International Emergency Economic Powers Act) that could diminish our rights or economic opportunities with respect to the transportation services we offer.
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
The Internal Cybersecurity Team has robust processes and redundancies in place designed with the objective of deterring, detecting, mitigating, and responding to potential cybersecurity threats, which includes a vulnerability assessment, prioritization, and remediation program. The Internal Cybersecurity Team also performs regular system penetration testing to validate our security controls and assess our infrastructure and applications. All management employees take mandatory security awareness training on the Company’s data security policies and procedures, which is supplemented by Company-wide testing initiatives, including periodic phishing tests.
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
Governance
The Board of Directors has delegated primary oversight of the Company’s cybersecurity risk to the Audit Committee, which receives updates on cybersecurity risks, risk mitigation initiatives, and incidents at each regularly scheduled Audit Committee meeting from the CIO, CISO, and other members of management, as needed. When making decisions regarding director appointments and committee assignments, the Board of Directors takes into consideration the cybersecurity experience of directors and director candidates and strives to maintain cybersecurity expertise on the Board of Directors and Audit Committee. We have protocols by which certain cybersecurity incidents are reported to the Audit Committee and Board of Directors.
At the management level, our CIO, CISO, and Deputy CISO, each of whom has extensive cybersecurity knowledge and skills gained from over 28 years, 29 years, and 20 years of relevant work experience, respectively, head the Internal Cybersecurity Team that is responsible for implementing and maintaining cybersecurity and data protection practices across our business, with our CIO reporting directly to our Chief Executive Officer. Our CISO and Deputy CISO receive reports on cybersecurity threats from a number of experienced information security professionals for various parts of our business on an ongoing basis and, in conjunction with other management personnel, regularly consult on risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks.
In addition, our Risk and Compliance Committee (RCC) is responsible for oversight and support of the Company’s Enterprise Risk Management and Compliance and Ethics programs and is comprised of the Executive Leadership Team and the Senior Vice President and Chief Accounting, Risk, and Compliance Officer (Compliance Officer). The RCC also created a subcommittee, the Enterprise Risk Management Committee (ERMC), who is charged with continually monitoring, evaluating, and managing enterprise risks. The ERMC includes the Compliance Officer, General Auditor, Vice President Law - Finance, Compliance and Commercial Litigation, Vice President and Chief Safety Officer, CISO, Vice President - Strategy and Corporate Development, and Assistant Vice President - Executive Services. The RCC and ERMC both meet throughout the year and receive periodic updates on cybersecurity from the CISO.
Item 2. Properties
We employ a variety of assets in the management and operation of our rail business. Our rail network covers 23 states in the western two-thirds of the U.S.

TRACK
Our rail network includes 32,880 route miles. We own 26,291 miles and operate on the remainder pursuant to trackage rights or leases. The following table describes track miles:

As of December 31,	2024	2023
Route	32,880	32,693
Other main line	7,116	7,117
Passing lines and turnouts	3,526	3,466
Switching and classification yard lines	8,850	8,852
Total miles	52,372	52,128
HEADQUARTERS BUILDING
We own our headquarters building in Omaha, Nebraska. The facility has 1.2 million square feet of space that can accommodate approximately 4,000 employees.
HARRIMAN DISPATCHING CENTER
The Harriman Dispatching Center (HDC), located in Omaha, Nebraska, is our primary dispatching facility. It is linked to regional dispatching and locomotive management facilities at various locations along our network. HDC employees coordinate moves of locomotives and trains, manage traffic and train crews on our network, and coordinate interchanges with other railroads. Generally, around 600 employees work on-site in the facility. In the event of a disruption of operations at HDC due to a cyber-attack, flooding or severe weather, pandemic outbreak, or other event, we maintain the capability to conduct critical operations at back-up facilities in different locations.
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

Major Classification Yards	Major Intermodal Terminals
Houston, Texas	Joliet (Global 4), Illinois
North Platte, Nebraska	Global II (Chicago), Illinois
North Little Rock, Arkansas	East Los Angeles, California
Livonia, Louisiana	ICTF (Long Beach), California
Fort Worth, Texas	Mesquite, Texas
West Colton, California	Marion, Arkansas
Roseville, California	Lathrop, California

RAIL EQUIPMENT
Our equipment includes owned and leased locomotives and rail cars; heavy maintenance equipment and machinery; other equipment and tools in our shops, offices, and facilities; and vehicles for maintenance, transportation of crews, and other activities. As of December 31, 2024, we owned or leased the following units of equipment:

Locomotives	Owned	Leased	Total	Average Age (yrs.)
Multiple purpose	5,973	920	6,893	25.2
Switching	122	-	122	44.6
Other	11	-	11	54
Total locomotives	6,106	920	7,026	N/A

Freight cars	Owned	Leased	Total	Average Age (yrs.)
Covered hoppers	14,642	8,897	23,539	21.1
Open hoppers	4,658	579	5,237	37.8
Gondolas	6,293	4,251	10,544	23.4
Boxcars	3,741	5,526	9,267	27.2
Refrigerated cars	2,404	945	3,349	20.1
Flat cars	1,966	1,952	3,918	33.4
Other	-	322	322	36.1
Total freight cars	33,704	22,472	56,176	N/A

Highway revenue equipment	Owned	Leased	Total	Average Age (yrs.)
Containers	46,375	288	46,663	13.1
Chassis	4,356	1,197	5,553	11.6
Total highway revenue equipment	50,731	1,485	52,216	N/A
We continuously assess our need for equipment to run an efficient and reliable network. Many factors cause us to adjust the size of our active fleets, including changes in carload volumes, weather events, seasonality, customer preferences, and operational efficiency initiatives. As some of these factors are difficult to assess or can change rapidly, we maintain a buffer to remain agile. Without the buffer, our ability to react quickly is hindered as equipment suppliers are limited and lead times to acquire equipment are long and may be in excess of a year. We believe our locomotive and freight car fleets are appropriately sized to meet our current and future business requirements. These fleets serve as the most reliable and efficient equipment to facilitate growth without additional acquisitions. Locomotive and freight car in service utilization percentages for the year ended December 31, 2024, were 65% and 75%, respectively.
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
2024 Capital Program – During 2024, our capital program totaled approximately $3.4 billion. (See the cash capital investments table in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, Item 7, of this report.)
2025 Capital Plan – In 2025, we expect our capital plan to be approximately $3.4 billion, consistent with 2024. (See further discussion of our 2025 capital plan in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources, Item 7, of this report.)

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
Item 3. Legal Proceedings
From time to time, we are involved in legal proceedings, claims, and litigation that occur in connection with our business. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information and, when necessary, we seek input from our third-party advisors when making these assessments. Consistent with SEC rules and requirements, we describe below material pending legal proceedings (other than ordinary routine litigation incidental to our business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $1,000,000), and such other pending matters that we may determine to be appropriate. See also Note 17 to the Financial Statements and Supplementary Date, Item 8.
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
On August 16, 2019, the U.S. Court of Appeals for the District of Columbia Circuit (D.C. Circuit) affirmed the decision of U.S. District Court for the District of Columbia (U.S. District Court) denying class certification (the Certification Denial). Only five plaintiffs remain in this multidistrict litigation (MDL I) originally filed in 2007. The MDL I claims previously were proceeding on a consolidated basis in the U.S. District of Columbia District Court before the Honorable Paul L. Friedman. In 2024, they were transferred to the Honorable Beryl A. Howell.
Since the Certification Denial, approximately 106 lawsuits by individual shippers are pending in federal court based on claims essentially identical to those alleged in MDL I. The Judicial Panel on Multidistrict Litigation consolidated these suits for pretrial proceedings in the U.S. District Court before the Honorable Beryl A. Howell (MDL II).
As we reported in our Current Report on Form 8-K, filed on June 10, 2011, Oxbow Carbon & Minerals LLC and related entities (Oxbow) filed a complaint against UPRR in the U.S. District Court on June 7, 2011. In 2019, Oxbow dismissed certain claims and the claims that remain are the same as the Plaintiffs’ claims in MDL I. Oxbow's claims previously were proceeding in the U.S. District of Columbia District Court before the Honorable Pail L. Friedman. In 2024, Oxbow's case was transferred to the Honorable Beryl A. Howell.
We continue to deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.

Item 4. Mine Safety Disclosures
Not applicable.
Information About Our Executive Officers and Principal Executive Officers of Our Subsidiaries
The Board of Directors typically elects and designates our executive officers on an annual basis at the board meeting held in conjunction with the Annual Meeting of Shareholders, and they hold office until their successors are elected. Executive officers also may be elected and designated throughout the year, as the Board of Directors considers appropriate. There are no family relationships among the officers, nor is there any arrangement or understanding between any officer and any other person pursuant to officer selection. The following table sets forth certain information current as of February 7, 2025, relating to the executive officers of UPC and the Railroad.

Name	Position	Age	Business Experience During Past Five Years
V. James Vena	Chief Executive Officer	66	[1]
Elizabeth F. Whited	President	59	[2]
Jennifer L. Hamann	Executive Vice President and Chief Financial Officer	57	Current Position
Eric J. Gehringer	Executive Vice President - Operations	45	[3]
Rahul Jalali	Executive Vice President and Chief Information Officer	51	[4]
Craig V. Richardson	Executive Vice President, Chief Legal Officer, and Corporate Secretary	63	[5]
Kenny G. Rocker	Executive Vice President - Marketing and Sales	53	Current Position
Todd M. Rynaski	Senior Vice President and Chief Accounting, Risk, and Compliance Officer	54	[6]
[1]Mr. Vena was elected Chief Executive Officer effective August 14, 2023. He previously served as a Senior Advisor to the Chairman (January 2021 - June 2021) and Chief Operating Officer (January 2019 - December 2020).
[2]Ms. Whited was elected President effective August 14, 2023. Ms. Whited most recently served as Executive Vice President - Sustainability and Strategy (February 2022 - August 2023). She previously served as Executive Vice President and Chief Human Resources Officer (August 2018 - February 2022).
[3]Mr. Gehringer was elected Executive Vice President - Operations effective January 1, 2021. Mr. Gehringer previously served as Senior Vice President - Transportation (July 2020 - December 2020) and Vice President - Mechanical and Engineering (January 2020 - July 2020).
[4]Mr. Jalali was elected Executive Vice President and Chief Information Officer effective June 1, 2023. Mr. Jalali most recently served as Senior Vice President and Chief Information Officer (November 2020 - May 2023).
[5]Mr. Richardson was elected Executive Vice President, Chief Legal Officer, and Corporate Secretary effective December 8, 2020. He most recently served as Interim Executive Vice President, Chief Legal Officer, and Corporate Secretary (September 2020 - November 2020) and Vice President - Commercial and Regulatory Law (July 2018 - August 2020).
[6]Mr. Rynaski was elected Senior Vice President and Chief Accounting, Risk, and Compliance Officer effective July 1, 2022. Mr. Rynaski previously served as Vice President and Controller (September 2015 - June 2022).

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Our common stock is traded on the NYSE under the symbol “UNP”.
At January 31, 2025, there were 604,286,378 shares of common stock outstanding and 26,755 common shareholders of record. On that date, the closing price of the common stock on the NYSE was $247.79. We paid dividends to our common shareholders during each of the past 125 years.
Comparison Over One- and Three-Year Periods – The following table presents the cumulative total shareholder returns, assuming reinvestment of dividends, over one- and three-year periods for the Corporation (UNP), a peer group index (comprised of CSX Corporation and Norfolk Southern Corporation), the Dow Jones Transportation Index (DJ Trans), and the Standard & Poor’s 500 Stock Index (S&P 500).

Period	UNP	Peer Group	DJ Trans	S&P 500
1 Year (2024)	(5.1%)	(2.4%)	1.5%	25.0%
3 Year (2022 - 2024)	(3.1%)	(13.0%)	0.6%	29.2%
Five-Year Performance Comparison – The following graph provides an indicator of cumulative total shareholder returns for the Corporation as compared to the peer group index (described above), the DJ Trans, and the S&P 500. The graph assumes that $100 was invested in the common stock of Union Pacific Corporation and each index on December 31, 2019, and that all dividends were reinvested. The information below is historical in nature and is not necessarily indicative of future performance.

Comparison of Five- Year Cumulative Return
Value of $100 Investment
$250
$200
$150
$100
$50
2019
2020
2021
2022
2023
2024
UNP
Peer Group
DJ Trans
S&P 500

Purchases of Equity Securities – During 2024, we repurchased 6,467,619 shares of our common stock at an average price of $240.51. The following table presents common stock repurchases during each month for the fourth quarter of 2024:

Period	Total Number of Shares Purchased [a]	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares Remaining Under the Plan or Program [b]
Oct. 1 through Oct. 31	2,503,616	$237.58	2,503,002	74,390,644
Nov. 1 through Nov. 30	303,827	235.43	301,783	74,088,861
Dec. 1 through Dec. 31	274	244.72	-	74,088,861
Total	2,807,717	$237.35	2,804,785	N/A
[a]Total number of shares purchased during the quarter includes approximately 2,932 shares delivered or attested to UPC by employees to pay stock option exercise prices, satisfy excess tax withholding obligations for stock option exercises or vesting of retention units, and pay withholding obligations for vesting of retention shares.
[b]Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.
Item 6. [Reserved]
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Consolidated Financial Statements and applicable notes to the Financial Statements and Supplementary Data, Item 8, and other information in this report, including Risk Factors set forth in Item 1A and Critical Accounting Estimates and Cautionary Information at the end of this Item 7. The following section generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenues by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network.
EXECUTIVE SUMMARY
2024 Results
•Safety – 2024 was a transformational year on our journey to becoming the safest railroad. Our strategy is broken into four pillars – Injury Prevention, Leverage Technology, Situational Awareness Testing, and Peer-to-Peer Engagement.
Injury Prevention efforts focus on specific, critical tasks to reduce the risk of injury or derailment. These critical tasks are those where any form of non-compliance can result in a serious injury. Training is key to helping our employees understand how to execute those tasks safely.
We are Leveraging Technology to eliminate or automate activities with the most risk. We have more than 7,000 wayside detectors that monitor freight cars and locomotives in real time, generating 16 million data points daily to proactively identify and mitigate risks. We are building safer trains with our proprietary Physics Train Builder technology, which allows us to evaluate train and route characteristics to enable proactive intervention by our Operating Practices Command Center to prevent derailments. We utilize our autonomous geometry car fleet to inspect 500,000 miles of track annually. This technology and the data it provides enable us to direct investments and resources in the right place, helping to significantly reduce track-caused derailments over the last 10 years.
Situational Awareness Testing (a program we call COMMIT) is our program that observes, tests, and coaches our employees to promote understanding and compliance with our work rules. This goes beyond the classroom, with an emphasis on being in the field with the employees as they are performing the activities that run the railroad.
Peer-to-Peer Engagement is driving employee ownership through engagement with our safety programs. This is our culture, a personal commitment to do our jobs with a passion for safety so everyone goes home safely. Employees are encouraged to speak up if they see unsafe behaviors.

The focus on these four pillars is driving results. Our personal injury rate (the number of reportable injuries for every 200,000 employee-hours worked) is down 23% and our derailment incident rate (the number of reportable derailment incidents per million train miles) down 20% compared to 2023 results.
•Service – Service performance index for both intermodal and manifest products improved 2 and 4 points, respectively, compared to 2023. Throughout the year we improved network fluidity as reflected in 2% faster freight car velocity and record terminal dwell, improved 3% from 2023.
•Operational Excellence – Network performance throughout 2024 was strong. While we experienced some powerful weather events in the second quarter and a second half surge in international intermodal shipments, most of our operating metrics improved year-over year. We maintained a resource buffer that allowed us to strategically integrate crews, locomotives, and freight cars into the network to efficiently handle the growth and recover from the weather events.
•Financial Results – Core pricing gains, strong productivity, and 3% volume growth positively impacted our financial results. Operating income of $9.7 billion increased 7% from 2023, and our operating ratio was 59.9%, improving 2.4 points from 2023. Net income of $6.7 billion translated into earnings of $11.09 per diluted share, up 6% from 2023.
We generated $9.3 billion of cash provided by operating activities, yielded free cash flow of $2.8 billion after reductions of $3.3 billion for cash used in investing activities and $3.2 billion in dividends paid. Both cash provided by operating activities and free cash flow were higher by $384 million due to payments in 2023 related to back wages for agreements reached with our labor unions.
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

Millions	2024	2023	2022
Cash provided by operating activities	$9,346	$8,379	$9,362
Cash used in investing activities	(3,325)	(3,667)	(3,471)
Dividends paid	(3,213)	(3,173)	(3,159)
Free cash flow	$2,808	$1,539	$2,732
2025 Outlook
•Safety – Our goal is to be an industry leader in safety, and we are committed to continuously finding new ways to enhance safety. In 2025, we will continue to focus on our four pillars of safety. Training that engages both new and experienced employees is fundamental to our success. Critical safety tasks will be reinforced and enhanced by adding critical-thinking scenarios to the classroom curriculum. We will continue using a comprehensive safety management approach utilizing technology, hazard identification and risk assessments, employee engagement, training, quality control, and targeted capital investments. In addition, we will continue to collect and utilize data with the goal of identifying and mitigating exposure to risk, detect rail defects, improve or close grade crossings, and educate the public and law enforcement agencies about crossing safety through a combination of our own programs (including risk assessment strategies), industry programs, and local community activities across the network. Safety is paramount to the success of the railroad and deeply ingrained in our culture, and this will not change in 2025.
•Service – We are committed to delivering the service we sold to our customers. As we meet with customers to agree on their specific needs and outcomes, we will continue to measure ourselves against the best service we provided them over the last three years and use that as a guide for meeting their expectations. We will engage with customers by being the first to act on new opportunities, investing to grow, and finding innovative solutions to win together.
•Operational Excellence – To provide our customers with the service we sold, we must run a fluid network. Network fluidity enables us to effectively utilize all our resources and provides the capacity to respond in an ever-changing environment. Terminal dwell and freight car velocity are key indicators of that fluidity. We will continue to transform our railroad using technology and automation to further improve our service product, improve resource utilization, and lower our overall cost structure.

•Business Volumes – Macroeconomic uncertainties remain in 2025 that could have a material impact on our 2025 financial and operating results. Current forecasts for 2025 industrial production show a slight increase versus 2024. In addition, other factors, such as imposition of higher tariffs and changes in domestic and foreign monetary policy may affect economic activity and demand for rail transportation; natural gas prices, weather conditions, and demand for other energy sources may impact the coal market; crude oil prices and spreads may drive demand for petroleum products and drilling materials; available truck capacity could impact our intermodal business; and international trade agreements could promote or hinder trade. Lower coal demand, resulting from ongoing competitive energy dynamics and reduced coal-fired electricity production, and lower international intermodal business, due to the west coast volume surge in 2024, are expected to negatively impact volumes. Additionally, the way our customers are affected by and respond to the implementation of new tariffs may influence our volume levels and traffic flows. Fuel prices may continue to fluctuate in the current economic environment. As prices fluctuate, there will be a timing impact on earnings, as our fuel surcharge programs trail increases or decreases in fuel prices by approximately two months. Regardless of external factors, we will focus on operating a safe railroad and delivering the service we sold to our customers as well as effective asset utilization, cost control, and seeking new business opportunities.
RESULTS OF OPERATIONS
Operating Revenues

Millions	2024	2023	2022	% Change 2024 v 2023	% Change 2023 v 2022
Freight revenues	$22,811	$22,571	$23,159	1%	(3)%
Other subsidiary revenues	788	872	884	(10)	(1)
Accessorial revenues	554	584	779	(5)	(25)
Other	97	92	53	5	74
Total	$24,250	$24,119	$24,875	1%	(3)%
We generate freight revenues by transporting products from our three commodity groups. Freight revenues vary with volumes (carloads) and average revenue per car (ARC). Changes in price, traffic mix, and fuel surcharges drive ARC. Customer incentives, which are primarily provided for shipping to/from specific locations or based on cumulative volumes, are recorded as a reduction to operating revenues. Customer incentives that include variable consideration based on cumulative volumes are estimated using the expected value method, which is based on available historical, current, and forecasted volumes, and recognized as the related performance obligation is satisfied. We recognize freight revenues over time as shipments move from origin to destination. The allocation of revenues between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred.
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
Freight revenues increased 1% year-over-year to $22.8 billion driven by a 3% increase in volumes and core pricing gains, partially offset by lower fuel surcharge revenues and negative mix of traffic (for example, a relative increase in international intermodal shipments, which have a lower ARC). Volume increases were primarily driven by international intermodal and grain and grain product shipments, partially offset by weaker demand for coal and rock shipments.
Our fuel surcharge programs generated freight revenues of $2.6 billion and $3.0 billion in 2024 and 2023, respectively. Fuel surcharge revenues in 2024 decreased $0.4 billion due to a 15% decrease in fuel prices and the lag impact of fluctuating fuel prices (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries), partially offset by higher volumes.
In 2024, other subsidiary revenues decreased compared to 2023 primarily driven by a weaker demand for intermodal shipments at our subsidiary that brokers intermodal and transload logistics services and the partial transfer of our commuter operations to Metra. Accessorial revenues decreased in 2024 compared to 2023 driven by lower intermodal accessorial revenues because of our intermodal equipment sale, partially offset by a one-time contract settlement.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight Revenues Millions	2024	2023	2022	% Change 2024 v 2023	% Change 2023 v 2022
Grain & grain products	$3,828	$3,644	$3,598	5%	1%
Fertilizer	811	757	712	7	6
Food & refrigerated	1,085	1,041	1,093	4	(5)
Coal & renewables	1,483	1,916	2,134	(23)	(10)
Bulk	7,207	7,358	7,537	(2)	(2)
Industrial chemicals & plastics	2,345	2,176	2,158	8	1
Metals & minerals	2,081	2,194	2,196	(5)	-
Forest products	1,326	1,347	1,465	(2)	(8)
Energy & specialized markets	2,688	2,521	2,386	7	6
Industrial	8,440	8,238	8,205	2	-
Automotive	2,452	2,421	2,257	1	7
Intermodal	4,712	4,554	5,160	3	(12)
Premium	7,164	6,975	7,417	3	(6)
Total	$22,811	$22,571	$23,159	1%	(3)%

Revenue Carloads Thousands	2024	2023	2022	% Change 2024 v 2023	% Change 2023 v 2022
Grain & grain products	850	798	798	7%	-%
Fertilizer	213	191	190	12	1
Food & refrigerated	177	175	187	1	(6)
Coal & renewables	702	867	885	(19)	(2)
Bulk	1,942	2,031	2,060	(4)	(1)
Industrial chemicals & plastics	672	645	637	4	1
Metals & minerals	719	793	785	(9)	1
Forest products	213	213	241	-	(12)
Energy & specialized markets	607	582	552	4	5
Industrial	2,211	2,233	2,215	(1)	1
Automotive	824	820	778	-	5
Intermodal [a]	3,357	3,028	3,116	11	(3)
Premium	4,181	3,848	3,894	9	(1)
Total	8,334	8,112	8,169	3%	(1)%

Average Revenue per Car	2024	2023	2022	% Change 2024 v 2023	% Change 2023 v 2022
Grain & grain products	$4,505	$4,567	$4,509	(1)%	1%
Fertilizer	3,809	3,962	3,749	(4)	6
Food & refrigerated	6,104	5,929	5,844	3	1
Coal & renewables	2,113	2,211	2,410	(4)	(8)
Bulk	3,710	3,623	3,658	2	(1)
Industrial chemicals & plastics	3,493	3,374	3,388	4	-
Metals & minerals	2,893	2,765	2,797	5	(1)
Forest products	6,229	6,310	6,092	(1)	4
Energy & specialized markets	4,426	4,335	4,320	2	-
Industrial	3,818	3,689	3,704	3	-
Automotive	2,976	2,955	2,902	1	2
Intermodal [a]	1,404	1,504	1,656	(7)	(9)
Premium	1,714	1,813	1,905	(5)	(5)
Average	$2,737	$2,782	$2,835	(2)%	(2)%
[a]For intermodal shipments, each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. Freight revenues from bulk shipments decreased in 2024 compared to 2023 due to lower volumes and lower fuel surcharge revenues, partially offset by positive mix, from decreased coal shipments, and core pricing gains. Volumes declined 4% compared to 2023 driven by reduced use of coal in electricity generation because of low natural gas prices, coal fired plant capacity, and mild winter weather, partially offset by strength in export grain to Mexico and several other grain products. Additionally, the volume declines were partially offset by increased fertilizer shipments due to strong demand and a 2023 customer outage. Volumes for coal and renewables and food and refrigerated shipments were negatively impacted by outages and service challenges due to repeated snow events in Wyoming and flooding in California in the first quarter of 2023 positively impacting the year-over-year comparisons.
Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments increased in 2024 versus 2023 due to core pricing gains and positive mix of traffic from decreased short haul rock shipments and increased petroleum shipments, partially offset by lower fuel surcharge revenues and lower volumes. Volumes decreased 1% compared to 2023 driven by lower demand for rock, due to weather, high inventories, and softness in Southern markets, and decreased sand shipments due to the use of local sources, partially offset by strength in petroleum, industrial chemicals, and plastics.
Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Freight revenues from premium shipments increased driven by higher volumes and core pricing gains, partially offset by lower fuel surcharge revenues and negative mix. Starting in the third quarter of 2024, international intermodal experienced heavy demand due to increased U.S. West Coast imports, a result of freight shifting from the East Coast and Canadian ports due to uncertainty related to labor negotiations, driving volumes up over 30% in the second half of the year compared to the second half of 2023. In addition, business development efforts in domestic intermodal drove volume growth in 2024 compared to 2023. Automotive shipments were flat year-over-year as business development wins were offset by market weakness and unplanned production decreases.
2024 Bulk Carloads
2024 Industrial Carloads
2024 Premium Carloads
Mexico Business – Freight revenues from each of our commodity groups includes revenues from shipments to and from Mexico, which amounted to $3.0 billion in 2024, up 8% compared to 2023, driven by a 3% volumes increase and a 4% increase in ARC. The volume increases were driven by higher grain and grain product shipments and finished vehicle shipments, partially offset by lower automotive parts shipments.
Operating Expenses

Millions	2024	2023	2022	% Change 2024 v 2023	% Change 2023 v 2022
Compensation and benefits	$4,899	$4,818	$4,645	2%	4%
Purchased services and materials	2,520	2,616	2,442	(4)	7
Fuel	2,474	2,891	3,439	(14)	(16)
Depreciation	2,398	2,318	2,246	3	3
Equipment and other rents	920	947	898	(3)	5
Other	1,326	1,447	1,288	(8)	12
Total	$14,537	$15,037	$14,958	(3)%	1%

Operating expenses decreased $500 million, or 3%, in 2024 compared to 2023 driven by lower fuel prices, productivity, a gain on the sale of intermodal equipment in 2024, partially offset by inflation, volume-related costs, and higher depreciation. In addition, positively impacting the year-over-year comparison are lower labor agreement ratification charges as we reached agreements impacting crew staffing in both years, and lower weather-related costs from less impactful winter weather in the first quarter of 2024 compared to 2023.
2024 Operating Expenses
Compensation and Benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. In 2024, expenses increased 2% compared to 2023 due to wage inflation, which includes the impact of labor agreements to modernize work rules and improve availability, higher incentive compensation, and increased crew needs associated with labor agreements and increased volumes, partially offset by 4% lower employee levels. Train, engine, and yard (TE&Y) force levels were flat compared to 2023 as improved network fluidity allowed us to handle a 3% increase in volumes and the increased needs associated with labor agreements without increasing the size of that workforce.
Purchased Services and Materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expenses incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expenses; and tools and supplies. Purchased services and materials decreased 4% in 2024 compared to 2023 driven by declines in locomotive maintenance expense due to a smaller active fleet as productivity improved year-over-year, decreased volume-related drayage cost incurred at one of our subsidiaries, and a favorable contract settlement, partially offset by inflation and volume-related costs.
Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense decreased compared to 2023 due to a decrease in locomotive diesel fuel prices, which averaged $2.64 per gallon (including taxes and transportation costs) in 2024 compared to $3.09 per gallon in 2023, resulting in a $0.4 billion decrease in expense (excluding any impact from decreased volumes year-over-year), and a 1% improvement to the fuel consumption rate in 2024 (computed as gallons of fuel consumed divided by gross ton-miles), partially offset by a 1% increase in gross ton-miles.
Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was up 3% in 2024 compared to 2023 due to a higher depreciable asset base.
Equipment and Other Rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expenses, offset by equity income from certain equity method investments. Equipment and other rents expense decreased 3% compared to 2023 due to lower lease expense and improved cycle times, partially offset by increased demand in commodities utilizing freight cars owned by others and inflation.
Other – Other expenses include state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other expenses decreased 8% in 2024 compared to 2023 driven by lower personal injury costs, a 2024 gain on the sale of intermodal equipment, and a 2023 write-off, partially offset by higher freight loss and damage and other casualty cost.
Non-Operating Items

Millions	2024	2023	2022	% Change 2024 v 2023	% Change 2023 v 2022
Other income, net	$350	$491	$426	(29)%	15%
Interest expense	(1,269)	(1,340)	(1,271)	(5)	5
Income tax expense	$(2,047)	$(1,854)	$(2,074)	10%	(11)%
Other Income, net – Other income decreased in 2024 compared to 2023 driven by a $107 million real estate transaction in 2023 and lower income from other real estate transactions, partially offset by interest received in 2024 from the IRS on refund claims. See Note 6 to the Financial Statements and Supplementary Data, Item 8, for additional detail.

Interest Expense – Interest expense decreased in 2024 compared to 2023 due to a decreased weighted-average debt level of $31.6 billion in 2024 from $33.2 billion in 2023. The effective interest rate was 4.0% in both periods.
Income Tax Expense – Income tax expense increased in 2024 compared to 2023 driven by higher pre-tax income in 2024 and higher deferred tax expense reductions in 2023, partially offset by the benefit of purchased federal tax credits in 2024. In 2024, the states of Louisiana and Arkansas enacted legislation to reduce their corporate income tax rates for future years resulting in a $34 million reduction of our deferred tax expense. In 2023, the states of Nebraska, Iowa, Kansas, and Arkansas enacted legislation to reduce their corporate income tax rates for future years resulting in a $114 million reduction of our deferred tax expense. Our effective tax rates for 2024 and 2023 were 23.3% and 22.5%, respectively.
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
Railroad performance measures are included in the table below:

	2024	2023	2022	% Change 2024 v 2023		% Change 2023 v 2022
Gross ton-miles (GTMs) (billions)	847.4	837.5	843.4	1%		(1)%
Revenue ton-miles (billions)	409.7	413.3	420.8	(1)		(2)
Freight car velocity (daily miles per car) [a]	208	204	191	2		7
Average train speed (miles per hour) [a]	23.6	24.2	23.8	(2)		2
Average terminal dwell time (hours) [a]	22.6	23.4	24.4	(3)		(4)
Locomotive productivity (GTMs per horsepower day)	135	129	125	5		3
Train length (feet)	9,469	9,356	9,329	1		-
Intermodal service performance index (%)	90	88	76	2	pts	12	pts
Manifest service performance index (%)	89	85	77	4	pts	8	pts
Workforce productivity (car miles per employee)	1,062	1,000	1,036	6		(3)
Total employees (average)	30,336	31,490	30,717	(4)		3
Operating ratio (%)	59.9	62.3	60.1	(2.4)	pts	2.2	pts
[a]As reported to the STB.
Gross and Revenue Ton-Miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of tariff miles. In 2024, gross ton-miles increased 1% and revenue ton-miles decreased 1%, while carloadings were up 3% year-over-year. Changes in commodity mix drove the year-over-year variances between gross ton-miles, revenue ton-miles, and carloads due to lower coal shipments, which are heavier, and increased international intermodal shipments that are lighter.
Freight Car Velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Freight car velocity increased 2% driven by record terminal dwell levels. The 2023 metrics were negatively impacted by operational challenges caused by weather in the first quarter and train crew shortages in some locations in the first half of 2023, positively impacting the year-over-year comparison.
Locomotive Productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower. Locomotive productivity improved 5% in 2024 compared to 2023 driven by improved network fluidity and asset utilization despite maintaining a buffer in 2024 to flex the fleet size as we experienced and subsequently recovered from certain weather events and reacted to higher volume levels.

Train Length – Train length is the average maximum train length on a route measured in feet. Our train length increased 1% compared to 2023 due to train length improvement initiatives and increases in international intermodal shipments, which generally move on longer trains, partially offset by declines in coal train length.
Service Performance Index (SPI) – SPI is a ratio of the service customers are currently receiving relative to the best monthly performance over the last three years. Measuring our performance relative to a historical benchmark demonstrates our focus on continuously improving service for our customers, and we believe it is a better indicator of service performance than the previously disclosed trip plan compliance. SPI does not replace the service commitments we have contractually agreed to with a small number of customers. SPI is calculated for intermodal and manifest products. Intermodal SPI improved 2 points, at the same time international volume surged. Manifest SPI improved 4 points in 2024 compared to 2023.
Workforce Productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 6% in 2024 as average daily car miles increased 2% and employees decreased 4% compared to 2023. Our active TE&Y workforce increased to support carload demand and increased crew needs associated with labor agreements that went into effect in the third quarter of 2023. In addition, we are maintaining an adequate training pipeline to provide a capacity buffer to enable responsiveness in an ever-changing demand and operating environment.
Operating Ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. Our operating ratio of 59.9% improved 2.4 points compared to 2023 driven by productivity initiatives, core pricing gains, and the year-over-year impact from lower fuel prices, partially offset by inflation and other costs. In addition, operating ratio year-over-year comparison was positively impacted by 2024 contract settlements, a 2024 gain on the sale of intermodal equipment, and lower labor agreement ratification charges than in 2023.
Return on Average Common Shareholders’ Equity

Millions, Except Percentages	2024	2023	2022
Net income	$6,747	$6,379	$6,998
Average equity	$15,839	$13,476	$13,162
Return on average common shareholders' equity	42.6%	47.3%	53.2%
Return on Invested Capital as Adjusted (ROIC)

Millions, Except Percentages	2024	2023	2022
Net income	$6,747	$6,379	$6,998
Interest expense	1,269	1,340	1,271
Interest on average operating lease liabilities	55	58	56
Taxes on interest	(308)	(315)	(304)
Net operating profit after taxes as adjusted	$7,763	$7,462	$8,021
Average equity	$15,839	$13,476	$13,162
Average debt	31,886	32,953	31,528
Average operating lease liabilities	1,436	1,616	1,695
Average invested capital as adjusted	$49,161	$48,045	$46,385
Return on invested capital as adjusted	15.8%	15.5%	17.3%
ROIC is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the efficiency and effectiveness of our long-term capital investments. In addition, we currently use ROIC as a performance criterion in determining certain elements of equity compensation for our executives. ROIC should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is return on average common shareholders’ equity. The tables above provide a reconciliation from return on average common shareholders’ equity to ROIC. At December 31, 2024, 2023, and 2022, the incremental borrowing rate on operating leases was 3.8%, 3.6%, and 3.3%, respectively.

Debt / Net Income

Millions, Except Ratios	2024	2023	2022
Debt	$31,192	$32,579	$33,326
Net income	$6,747	$6,379	$6,998
Debt / net income	4.6	5.1	4.8
Adjusted Debt / Adjusted EBITDA

Millions, Except Ratios	2024	2023	2022
Net income	$6,747	$6,379	$6,998
Add:
Income tax expense	2,047	1,854	2,074
Depreciation	2,398	2,318	2,246
Interest expense	1,269	1,340	1,271
EBITDA	$12,461	$11,891	$12,589
Adjustments:
Other income, net	(350)	(491)	(426)
Interest on operating lease liabilities	48	58	54
Adjusted EBITDA (a)	$12,159	$11,458	$12,217
Debt	$31,192	$32,579	$33,326
Operating lease liabilities	1,271	1,600	1,631
Adjusted debt (b)	$32,463	$34,179	$34,957
Adjusted debt / adjusted EBITDA (b/a)	2.7	3.0	2.9
Adjusted debt (total debt plus operating lease liabilities plus after-tax unfunded pension and OPEB (other post-retirement benefit) obligations) to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is debt to net income ratio. The tables above provide reconciliations from net income to adjusted EBITDA, debt to adjusted debt, and debt to net income to adjusted debt to adjusted EBITDA. At December 31, 2024, 2023, and 2022, the incremental borrowing rate on operating leases was 3.8%, 3.6%, and 3.3%, respectively. Pension and OPEB were funded at December 31, 2024, 2023, and 2022.
LIQUIDITY AND CAPITAL RESOURCES
We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volumes.
At both December 31, 2024 and 2023, we had a working capital deficit due to upcoming debt maturities. It is not unusual for us to have a working capital deficit, and we believe it is not an indication of a lack of liquidity. We generate strong cash from operations and also maintain adequate resources, including our credit facility and, when necessary, access the capital markets to meet foreseeable cash requirements.
During 2024, we generated $9.3 billion of cash provided by operating activities, paid down $1.3 billion of long-term debt, paid $3.2 billion in dividends, and repurchased shares totaling $1.5 billion. We have been, and we expect to continue to be, in compliance with our debt covenants.
Our principal sources of liquidity include cash and cash equivalents, our Receivables Facility, our revolving credit facility, as well as the availability of commercial paper and other sources of financing through the capital markets. On December 31, 2024, we had $1.0 billion of cash and cash equivalents, $2.0 billion of committed credit available under our revolving credit facility, and up to $800 million undrawn on the Receivables Facility. As of December 31, 2024, none of the revolving credit facility was drawn, and we did not draw on our revolving credit facility at any time during 2024. Our access to the Receivables Facility may be reduced or restricted if our bond ratings fall to certain levels below investment grade. If our bond rating were to deteriorate, it could have an adverse impact on our liquidity. Access to commercial paper as well as other capital market financing is dependent on market conditions. Deterioration of our operating results or financial condition due to internal or external factors could negatively impact our ability to access capital markets as a source of liquidity. Access to liquidity through the capital markets is also dependent on our financial stability. We expect that we will continue to have access to liquidity through any or all the following sources or activities: (a) increasing the utilization of our Receivables Facility, (b) issuing commercial paper, (c) entering into bank loans, outside of our revolving credit facility, or (iv) issuing bonds or other debt securities to public or private investors based on our assessment of the current condition of the credit markets. The Company’s $2.0 billion revolving credit facility is intended to support the issuance of commercial paper by UPC and also serves as an additional source of liquidity to fund short-term needs. The Company currently does not intend to make any borrowings under this facility.
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
The following table identifies material contractual obligations as of December 31, 2024:

		Payments Due by December 31,
Millions	Total	2025	2026	2027	2028	2029	After 2029
Debt [a]	$57,906	$2,591	$2,617	$2,348	$2,294	$2,253	$45,803
Purchase obligations [b]	2,110	999	590	240	160	121	-
Operating leases [c]	1,401	352	281	227	200	128	213
Other post-retirement benefits [d]	378	39	39	38	38	38	186
Finance lease obligations [e]	118	42	35	30	11	-	-
Total contractual obligations	$61,913	$4,023	$3,562	$2,883	$2,703	$2,540	$46,202
[a]Excludes finance lease obligations of $109 million as well as unamortized discount and deferred issuance costs of ($1,693) million. Includes an interest component of $25,130 million.
[b]Purchase obligations include locomotive maintenance contracts; purchase commitments for ties, ballast, and rail; and agreements to purchase other goods and services.
[c]Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $130 million.
[d]Includes estimated other post-retirement, medical, and life insurance payments, and payments made under the unfunded pension plan for the next ten years.
[e]Represents total obligations, including interest component of $9 million.
Cash Flows

Millions	2024	2023	2022
Cash provided by operating activities	$9,346	$8,379	$9,362
Cash used in investing activities	(3,325)	(3,667)	(3,471)
Cash used in financing activities	(6,067)	(4,625)	(5,887)
Net change in cash, cash equivalents, and restricted cash	$(46)	$87	$4
Operating Activities
Cash provided by operating activities increased in 2024 compared to 2023 due primarily to $384 million of payments in 2023 related to back wages for agreements reached with our labor unions and increased net income.
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

Millions, Except Percentages	2024	2023	2022
Cash provided by operating activities	$9,346	$8,379	$9,362
Cash used in capital investments	(3,452)	(3,606)	(3,620)
Total (a)	5,894	4,773	5,742
Net income (b)	$6,747	$6,379	$6,998
Cash flow conversion rate (a/b)	87%	75%	82%
Investing Activities
Cash used in investing activities in 2024 decreased compared to 2023 primarily driven by less capital investments and higher proceeds from asset sales, including a sale of intermodal equipment. Roughly half of the year-over-year decrease in capital investments is attributable to the 2023 purchase of a small trucking and transload operator and related real estate assets.
The following table detail cash capital investments for the years ended December 31:

Millions	2024	2023	2022
Ties	$503	$565	$544
Rail and other track material	493	454	437
Ballast	197	194	216
Other [a]	740	691	693
Total road infrastructure replacements	1,933	1,904	1,890
Line expansion and other capacity projects	183	239	276
Commercial facilities	317	425	308
Total capacity and commercial facilities	500	664	584
Locomotives and freight cars [b]	788	728	800
Technology and other	231	310	346
Total cash capital investments [c]	$3,452	$3,606	$3,620
[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]Locomotives and freight cars include lease buyouts of $143 million, $57 million, and $70 million in 2024, 2023, and 2022, respectively.
[c]Weather-related damages for 2024, 2023, and 2022 are immaterial.
Capital Plan – In 2025, we expect our capital plan to be approximately $3.4 billion, consistent with 2024. We plan to continue to make investments to support our growth strategy, improve the safety, resiliency, and operational efficiency of the network, harden our infrastructure, and replace older assets, including modernization of our locomotive fleet and acquiring freight cars to support replacement and growth opportunities. In addition, the plan includes investments in growth-related projects to drive more carloads to the network and enhance productivity. This includes siding construction and extension projects, terminal investments supporting our manifest network, and invest in certain ramps to efficiently handle volumes from new and existing intermodal customers. The capital plan may be revised if business conditions warrant or if laws or regulations affect our ability to generate sufficient returns on these investments.
Financing Activities
Cash used in financing activities increased in 2024 compared to 2023 driven by an increase in share repurchases and a decrease in debt issued, partially offset by a decrease in the repayment of commercial paper.
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
Interest Rates – At December 31, 2024, we did not have variable-rate debt.
Market risk for fixed-rate debt is estimated as the potential increase in fair value resulting from a hypothetical 1% decrease in interest rates as of December 31, 2024, and totals an increase of approximately $3.0 billion to the fair value of our debt at December 31, 2024. We estimated the fair values of our fixed-rate debt by considering the impact of the hypothetical interest rates on quoted market prices and current borrowing rates.
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
We continue to take steps and explore opportunities to reduce our operational impact on the environment, including improving our operational fluidity to increase fuel efficiency, modernizing locomotives for improved reliability and fuel consumption, using renewable fuels, and exploring and testing low- and zero-emissions propulsion technologies. These initiatives are aligned with our strategy of Safety, Service, and Operational Excellence leading to Growth. (See further discussion in "Sustainable Future" in the Operations section in Item 1 of this report.)
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

Our personal injury liability balance and claims activity was as follows:

	2024	2023	2022
Ending liability balance at December 31 (millions)	$379	$383	$361
Open claims, beginning balance	1,871	2,036	2,027
New claims	2,842	3,008	2,747
Settled or dismissed claims	(3,146)	(3,173)	(2,738)
Open claims, ending balance at December 31	1,567	1,871	2,036
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
Our environmental liability balance and site activity was as follows:

	2024	2023	2022
Ending liability balance at December 31 (millions)	$268	$245	$253
Open sites, beginning balance	333	353	376
New sites	84	74	69
Closed sites	(65)	(94)	(92)
Open sites, ending balance at December 31	352	333	353
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
Changes in estimated useful lives of our assets due to the results of our depreciation studies could significantly impact future periods’ depreciation expense and have a material impact on our Consolidated Financial Statements. If the estimated useful lives of all depreciable assets were increased by one year, annual depreciation expense would decrease by approximately $73 million. If the estimated useful lives of all depreciable assets were decreased by one year, annual depreciation expense would increase by approximately $78 million. We are projecting an increase in our depreciation expense of approximately 3% to 4% in 2025 versus 2024. This is driven by an increase in our projected depreciable asset base.
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

The following tables present the key assumptions used to measure net periodic pension benefit/cost for 2025 and the estimated impact on 2025 net periodic pension benefit/cost relative to a change in those assumptions:

Assumptions
Discount rate for benefit obligations	5.61%
Discount rate for interest on benefit obligations	5.32%
Discount rate for service cost	5.75%
Discount rate for interest on service cost	5.68%
Expected return on plan assets	5.25%

Sensitivities Millions	Increase in Expense Pension
0.25% decrease in discount rates	$-
0.25% decrease in expected return on plan assets	$12
The following table presents the net periodic pension benefit/cost for the years ended December 31:

Millions	Est. 2025	2024	2023	2022
Net periodic pension (benefit)/cost	$(10)	$(3)	$-	$9
CAUTIONARY INFORMATION
Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, statements in the CEO’s letter preceding Part I; statements regarding planned capital expenditures under the caption “2025 Capital Plan” in Item 2 of Part I; and statements and information set forth under the captions “2025 Outlook”; “Liquidity and Capital Resources” in Item 7 of Part II regarding our capital plan, share repurchase programs, contractual obligations, "Pension Benefits", and "Other Matters" in this Item 7 of Part II. Forward-looking statements and information also include any other statements or information in this report (including information incorporated herein by reference) regarding: potential impacts of public health crises, including pandemics, epidemics, and the outbreak of other contagious disease, such as COVID; the Russia-Ukraine and Israel-Hamas wars and other geopolitical tensions in the Middle East, and any impacts on our business operations, financial results, liquidity, and financial position, and on the world economy (including customers, employees, and supply chains), including as a result of fluctuations in volumes and carloadings; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations as to hiring challenges; availability of employees; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications (including those discussed in response to increased traffic); expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, aspirations, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; estimates and expectations regarding potential tariffs; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, cyber-attacks, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects” and similar words, phrases, or expressions.
Forward-looking statements should not be read as a guarantee of future performance, results, or outcomes, and will not necessarily be accurate indications of the times that, or by which, such performance, results or outcomes will be achieved, if ever. Forward-looking statements and information are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in the statements and information. Forward-looking statements and information reflect the good faith consideration by management of currently available information, and may be based on underlying assumptions believed to be reasonable under the circumstances. However, such information and assumptions (and, therefore, such forward-looking statements and information) are or may be subject to variables or unknown or unforeseeable events or circumstances over which management has little or no influence or control, and many of these risks and uncertainties are currently amplified by and may continue to be amplified by, or in the future may be amplified by, among other things, macroeconomic and geopolitical conditions.
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

We have audited the accompanying consolidated statements of financial position of Union Pacific Corporation and Subsidiary Companies (the “Corporation”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in common stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Corporation as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2025, expressed an unqualified opinion on the Corporation’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Capitalization of Properties — Refer to Notes 2 and 11 to the financial statements

Critical Audit Matter Description

The Corporation’s operations are highly capital intensive and their large network of assets turns over on a continuous basis. Each year, the Corporation develops a capital program for both the replacement of assets and for the acquisition or construction of new assets. In determining whether costs should be capitalized, the Corporation exercises significant judgment in determining whether expenditures meet the applicable minimum units of property criteria and extend the useful life, improve the safety of operations, or improve the operating efficiency of existing assets. The Corporation capitalizes all costs of capital projects necessary to make assets ready for their intended use and because a portion of the Corporation’s assets are self-constructed, management also exercises significant judgment in determining the amount of material, labor, work equipment, and indirect costs that qualify for capitalization. Capitalized costs to Properties, net during 2024 were $3.7 billion.

We identified the capitalization of property during 2024 as a critical audit matter because of the significant judgment exercised by management in determining whether costs meet the criteria for capitalization. This, in turn, required a high degree of auditor judgment when performing audit procedures to evaluate whether the criteria to capitalize costs were met and to evaluate sufficiency of audit evidence to support management’s conclusions.

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

•For a selection of capital projects, we performed the following:

–Obtained the Corporation’s evaluation of each project and determined whether the amount of costs to be capitalized met the criteria for capitalization as outlined within the Corporation’s policy by unit of property.

–Obtained supporting documentation that the project met the applicable minimum units of property criteria and was approved, and evaluated whether the project extended the useful life of an existing asset, improved the safety of operations, or improved the operating efficiency of existing assets.

•For a selection of capitalized costs during the year, we performed the following:

–Evaluated whether the individual cost selected met the criteria for capitalization.

–Evaluated whether the selection was accurately recorded at the appropriate amount based on the evidence obtained.

/s/ Deloitte & Touche LLP
Omaha, Nebraska
February 7, 2025
We have served as the Corporation's auditor since 1967.

CONSOLIDATED STATEMENTS OF INCOME
Union Pacific Corporation and Subsidiary Companies

Millions, Except Per Share Amounts, for the Years Ended December 31,	2024	2023	2022
Operating revenues:
Freight revenues	$22,811	$22,571	$23,159
Other revenues	1,439	1,548	1,716
Total operating revenues	24,250	24,119	24,875
Operating expenses:
Compensation and benefits	4,899	4,818	4,645
Purchased services and materials	2,520	2,616	2,442
Fuel	2,474	2,891	3,439
Depreciation	2,398	2,318	2,246
Equipment and other rents	920	947	898
Other	1,326	1,447	1,288
Total operating expenses	14,537	15,037	14,958
Operating income	9,713	9,082	9,917
Other income, net (Note 6)	350	491	426
Interest expense	(1,269)	(1,340)	(1,271)
Income before income taxes	8,794	8,233	9,072
Income tax expense (Note 7)	(2,047)	(1,854)	(2,074)
Net income	$6,747	$6,379	$6,998
Share and Per Share (Note 8):
Earnings per share - basic	$11.10	$10.47	$11.24
Earnings per share - diluted	$11.09	$10.45	$11.21
Weighted average number of shares - basic	607.6	609.2	622.7
Weighted average number of shares - diluted	608.6	610.2	624.0
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2024	2023	2022
Net income	$6,747	$6,379	$6,998
Other comprehensive income/(loss):
Defined benefit plans	(14)	(106)	280
Foreign currency translation	(95)	58	52
Unrealized gain on derivative instruments	-	16	-
Total other comprehensive income/(loss) [a]	(109)	(32)	332
Comprehensive income	$6,638	$6,347	$7,330
[a]Net of deferred taxes of $6 million, $31 million, and ($92) million during 2024, 2023, and 2022, respectively.
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
Union Pacific Corporation and Subsidiary Companies

Millions, Except Share and Per Share Amounts as of December 31,	2024	2023
Assets
Current assets:
Cash and cash equivalents	$1,016	$1,055
Short-term investments (Note 13)	20	16
Accounts receivable, net (Note 10)	1,894	2,073
Materials and supplies	769	743
Other current assets	322	261
Total current assets	4,021	4,148
Investments	2,664	2,605
Properties, net (Note 11)	58,343	57,398
Operating lease assets (Note 16)	1,297	1,643
Other assets	1,390	1,338
Total assets	$67,715	$67,132
Liabilities and Common Shareholders' Equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,829	$3,683
Debt due within one year (Note 14)	1,425	1,423
Total current liabilities	5,254	5,106
Debt due after one year (Note 14)	29,767	31,156
Operating lease liabilities (Note 16)	925	1,245
Deferred income taxes (Note 7)	13,151	13,123
Other long-term liabilities	1,728	1,714
Commitments and contingencies (Note 17)
Total liabilities	50,825	52,344
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,113,018,733 and 1,112,854,806 issued; 604,241,260 and 609,703,814 outstanding, respectively	2,783	2,782
Paid-in-surplus	5,334	5,193
Retained earnings	65,628	62,093
Treasury stock	(56,132)	(54,666)
Accumulated other comprehensive loss (Note 9)	(723)	(614)
Total common shareholders' equity	16,890	14,788
Total liabilities and common shareholders' equity	$67,715	$67,132
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Union Pacific Corporation and Subsidiary Companies

Millions, for the Years Ended December 31,	2024	2023	2022
Operating Activities
Net income	$6,747	$6,379	$6,998
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	2,398	2,318	2,246
Deferred and other income taxes	28	117	262
Other operating activities, net	(13)	(132)	(152)
Changes in current assets and liabilities:
Accounts receivable, net	179	(177)	(169)
Materials and supplies	(26)	(2)	(120)
Other current assets	(69)	(38)	5
Accounts payable and other current liabilities	189	(215)	565
Income and other taxes	(87)	129	(273)
Cash provided by operating activities	9,346	8,379	9,362
Investing Activities
Capital investments	(3,452)	(3,606)	(3,620)
Other investing activities, net	127	(61)	149
Cash used in investing activities	(3,325)	(3,667)	(3,471)
Financing Activities
Dividends paid	(3,213)	(3,173)	(3,159)
Debt repaid	(2,226)	(2,190)	(2,291)
Share repurchase programs (Note 18)	(1,505)	(705)	(6,282)
Debt issued (Note 14)	800	1,599	6,080
Other financing activities, net	77	(156)	(235)
Cash used in financing activities	(6,067)	(4,625)	(5,887)
Net change in cash, cash equivalents, and restricted cash	(46)	87	4
Cash, cash equivalents, and restricted cash at beginning of year	1,074	987	983
Cash, cash equivalents, and restricted cash at end of year	$1,028	$1,074	$987
Supplemental Cash Flow Information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$165	$137	$152
Cash paid during the year for:
Income taxes, net of refunds	$(1,340)	$(1,486)	$(2,060)
Interest, net of amounts capitalized	(1,260)	(1,268)	(1,156)
The accompanying notes are an integral part of these Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON SHAREHOLDERS' EQUITY
Union Pacific Corporation and Subsidiary Companies

Millions	Common Shares	Treasury Shares	Common Shares	Paid-in- Surplus	Retained Earnings	Treasury Stock	AOCI [a]	Total
Balance at January 1, 2022	1,112.4	(473.6)	$2,781	$4,979	$55,049	$(47,734)	$(914)	$14,161
Net income			-	-	6,998	-	-	6,998
Other comprehensive income/(loss)			-	-	-	-	332	332
Conversion, stock option exercises, forfeitures, ESPP, and other	0.2	0.5	1	113	-	-	-	114
Share repurchase programs (Note 18)	-	(27.1)	-	(12)	-	(6,270)	-	(6,282)
Cash dividends declared ($5.08 per share)	-	-	-	-	(3,160)	-	-	(3,160)
Balance at December 31, 2022	1,112.6	(500.2)	$2,782	$5,080	$58,887	$(54,004)	$(582)	$12,163
Net income			-	-	6,379	-	-	6,379
Other comprehensive income/(loss)			-	-	-	-	(32)	(32)
Conversion, stock option exercises, forfeitures, ESPP, and other	0.3	0.5	-	113	-	50	-	163
Share repurchase programs (Note 18)	-	(3.5)	-	-	-	(712)	-	(712)
Cash dividends declared ($5.20 per share)	-	-	-	-	(3,173)	-	-	(3,173)
Balance at December 31, 2023	1,112.9	(503.2)	$2,782	$5,193	$62,093	$(54,666)	$(614)	$14,788
Net income			-	-	6,747	-	-	6,747
Other comprehensive income/(loss)			-	-	-	-	(109)	(109)
Conversion, stock option exercises, forfeitures, ESPP, and other	0.1	0.7	1	141	-	49	-	191
Share repurchase programs (Note 18)	-	(6.3)	-	-	-	(1,515)	-	(1,515)
Cash dividends declared ($5.28 per share)	-	-	-	-	(3,212)	-	-	(3,212)
Balance at December 31, 2024	1,113.0	(508.8)	$2,783	$5,334	$65,628	$(56,132)	$(723)	$16,890
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
1. Nature of Operations
Operations and Segmentation – We are a Class I railroad operating in the U.S. Our network includes 32,880 route miles, connecting Pacific Coast and Gulf Coast ports with the Midwest and Eastern U.S. gateways and providing several corridors to key Mexican and Canadian gateways. We own 26,291 miles and operate on the remainder pursuant to trackage rights or leases. We serve the western two-thirds of the country and maintain coordinated schedules with other rail carriers for the handling of freight to and from the Atlantic Coast, the Pacific Coast, the Southeast, the Southwest, Canada, and Mexico. Export and import traffic is moved through Gulf Coast, Pacific Coast, and East Coast ports and across the Mexican and Canadian borders.
The Railroad, along with its subsidiaries and rail affiliates, is our one reportable operating segment. Although we provide and analyze revenues by commodity group, we treat the financial results of the Railroad as one segment due to the integrated nature of our rail network. The accounting policies of the Railroad segment are the same as those described in Note 2 Significant Accounting Policies.
The Company’s Chief Operating Decision Maker (CODM) is our Chief Executive Officer. The CODM assesses performance for our rail network and decides how to allocate resources based on net income as reported on our Consolidated Statements of Income. The measure of segment assets is reported on our Consolidated Statements of Financial Position as total assets.
Our operating revenues are primarily derived from contracts with customers for the transportation of freight from origin to destination.
Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Freight revenues from each of our commodity groups, as described in the table below, includes revenues from shipments to and from Mexico, which amounted to $3.0 billion in 2024, $2.8 billion in 2023, and $2.7 billion in 2022.

Our significant segment expenses as monitored by the CODM are shown in the table below. This breakout of revenues and expenses is used by the CODM to monitor and assess the financial performance of our rail network by comparing actual results to prior years and plans.

Millions	2024	2023	2022
Bulk	$7,207	$7,358	$7,537
Industrial	8,440	8,238	8,205
Premium	7,164	6,975	7,417
Total freight revenues	$22,811	$22,571	$23,159
Other subsidiary revenues	788	872	884
Accessorial revenues	554	584	779
Other	97	92	53
Total operating revenues	$24,250	$24,119	$24,875
Operating [a]	6,795	6,729	6,212
Administrative [a]	757	761	700
Locomotive fuel	2,418	2,815	3,321
Other segment items [b]	2,169	2,414	2,479
Depreciation	2,398	2,318	2,246
Other income, net	(350)	(491)	(426)
Interest expense	1,269	1,340	1,271
Income tax expense	2,047	1,854	2,074
Net income	$6,747	$6,379	$6,998
[a]    Operating and Administrative includes compensation and benefits, purchased services and materials, equipment and other rents, non-locomotive fuel, and other expenses.
[b]    Other segment items includes car hire and leases, casualty costs, state and local taxes, subsidiary expense, and other overhead expense.
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
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Statements of Financial Position that sum to the total of the same such amounts shown on the Consolidated Statements of Cash Flows:

Millions	2024	2023	2022
Cash and cash equivalents	$1,016	$1,055	$973
Restricted cash equivalents in other current assets	4	10	10
Restricted cash equivalents in other assets	8	9	4
Total cash, cash equivalents, and restricted cash equivalents	$1,028	$1,074	$987
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
We recognize freight revenues over time as freight moves from origin to destination. The allocation of revenues between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Outstanding performance obligations related to freight moves in transit totaled $159 million at December 31, 2024, and $149 million at December 31, 2023, and are expected to be recognized in the following quarter as we satisfy our remaining performance obligations and deliver freight to destination. The transaction price is generally specified in a contract and may be dependent on the commodity, origin/destination, and route. Customer incentives, which are primarily provided for shipping to/from specific locations or based on cumulative volumes, are recorded as a reduction to operating revenues. Customer incentives that include variable consideration based on cumulative volumes are estimated using the expected value method, which is based on available historical, current, and forecasted volumes, and recognized as the related performance obligation is satisfied.
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
3. Accounting Pronouncements
In November 2023, the FASB issued Accounting Standards Update No. (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires business entities to enhance disclosures about significant segment expenses. We adopted the ASU effective for fiscal year ended December 31, 2024. The adoption of this ASU only impacted our disclosures. See Note 1 Nature of Operations.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires business entities to expand their annual disclosures of the effective rate reconciliation and income taxes paid. The ASU is effective for fiscal years beginning after December 15, 2024, may be adopted on a prospective or retrospective basis, and early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on our related disclosures.
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories in the notes to the financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, may be adopted on a prospective or retrospective basis, with early adoption permitted. The Company is currently evaluating the effect that the new guidance will have on our related disclosures.
4. Stock Options and Other Stock Plans
In April 2000, the shareholders approved the Union Pacific Corporation 2000 Directors Plan (Directors Plan) whereby 2,200,000 shares of our common stock were reserved for issuance to our non-employee directors. Under the Directors Plan, each non-employee director, upon his or her initial election to the Board of Directors, received a grant of 4,000 retention shares or retention stock units. In July 2018, the Board of Directors eliminated the retention grant for directors newly elected in 2018 and all future years. As of December 31, 2024, 16,000 restricted shares were outstanding under the Directors Plan.
The Union Pacific Corporation 2013 Stock Incentive Plan (2013 Plan) was approved by shareholders in May 2013. The 2013 Plan reserved 78,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans as of February 28, 2013, that are subsequently cancelled, expired, forfeited, or otherwise not issued under previous plans. Under the 2013 Plan, non-qualified stock options, incentive stock options, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2013 Plan. As of December 31, 2024, 777,939 stock options and no retention shares and stock units were outstanding under the 2013 Plan. We no longer grant any stock options or other stock or unit awards under this plan.
The Union Pacific Corporation 2021 Stock Incentive Plan (2021 Plan) was approved by shareholders in May 2021. The 2021 Plan reserved 23,000,000 shares of our common stock for issuance, plus any shares subject to awards made under previous plans as of December 31, 2021, that are subsequently cancelled, expired, forfeited, or otherwise not issued under previous plans. Under the 2021 Plan, non-qualified stock options, incentive stock options, retention shares, stock units, and incentive bonus awards may be granted to eligible employees of the Corporation and its subsidiaries. Non-employee directors are not eligible for awards under the 2021 Plan. As of December 31, 2024, 1,203,484 stock options and 1,218,529 retention shares were outstanding under the 2021 Plan.
The Union Pacific Corporation 2021 Employee Stock Purchase Plan (2021 ESPP) was approved by shareholders in May 2021. The 2021 ESPP reserved 10,000,000 shares of our common stock for issuance. Under the 2021 ESPP, eligible employees of the Corporation and its subsidiaries may elect to purchase shares with a Company match award. Non-employee directors are not eligible for awards under the 2021 ESPP. As of December 31, 2024, 1,121,859 shares were issued under the 2021 ESPP.
Pursuant to the above plans 31,063,392; 31,979,909; and 33,185,971 shares of our common stock were authorized and available for grant at December 31, 2024, 2023, and 2022, respectively.
Stock-Based Compensation – We have several stock-based compensation plans where employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. Employees may also participate in our ESPP.
Information regarding stock-based compensation expense appears in the table below:

Millions	2024	2023	2022
Stock-based compensation, before tax:
Stock options	$18	$16	$14
Retention awards	77	71	68
ESPP	23	20	17
Total stock-based compensation, before tax	$118	$107	$99
Excess income tax benefits from equity compensation plans	$15	$11	$21
Stock Options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at December 31, 2024, is subject to performance or market-based vesting conditions.
The table below shows the annual weighted-average assumptions used for Black-Scholes valuation purposes:

Weighted-Average Assumptions	2024	2023	2022
Risk-free interest rate	4.2%	3.9%	1.6%
Dividend yield	2.1%	2.6%	1.9%
Expected life (years)	4.4	4.5	4.4
Volatility	28.7%	29.3%	28.7%
Weighted-average grant-date fair value of options granted	$61.75	$48.31	$51.92
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
A summary of stock option activity during 2024 is presented below:

	Options (thous.)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value (millions)
Outstanding at January 1, 2024	2,072	$180.56	5.9	$135
Granted	305	248.82	N/A	N/A
Exercised	(347)	146.25	N/A	N/A
Forfeited or expired	(49)	231.93	N/A	N/A
Outstanding at December 31, 2024	1,981	$195.81	5.8	$74
Vested or expected to vest at December 31, 2024	1,964	$195.51	5.8	$74
Options exercisable at December 31, 2024	1,392	$180.71	4.7	$69
At December 31, 2024, there was $15 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 0.8 years. Additional information regarding stock option exercises appears in the following table:

Millions	2024	2023	2022
Intrinsic value of stock options exercised	$35	$23	$53
Cash received from option exercises	46	27	27
Treasury shares repurchased for employee payroll taxes	(8)	(5)	(8)
Income tax benefit realized from option exercises	7	5	8
Aggregate grant-date fair value of stock options vested	$15	$14	$13
Retention Awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 4 years, and have dividends and dividend equivalents paid to participants during the vesting periods.
Changes in our retention awards during 2024 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	996	$207.76
Granted	213	248.66
Vested	(252)	186.86
Forfeited	(42)	219.41
Nonvested at December 31, 2024	915	$222.50
At December 31, 2024, there was $70 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.1 years.
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

Changes in our performance stock unit awards during 2024 were as follows:

	Shares (thous.)	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	617	$204.50
Granted	227	248.82
Vested	(119)	204.67
Unearned	(70)	204.45
Forfeited	(48)	229.39
Nonvested at December 31, 2024	607	$219.08
At December 31, 2024, there was $15 million of total unrecognized compensation expense related to nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 1.1 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.
Employee Stock Purchase Plan – Employee and Company contributions are used to issue treasury shares the month after employee contributions are withheld based on the settlement date closing price. The Company matches 40% contributed by the employee up to a maximum employee contribution of 5% of monthly salary (limited to $15,000 annually). We expense the Company contributions in the month the employee services were rendered (i.e., the month the employee contributions were withheld).
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

Changes in our PBO and plan assets were as follows for the years ended December 31:

Funded Status
Millions	2024	2023
Projected Benefit Obligation
Projected benefit obligation at beginning of year	$3,880	$3,725
Service cost	52	52
Interest cost	186	187
Actuarial loss/(gain)	(269)	146
Gross benefits paid	(336)	(230)
Projected benefit obligation at end of year	$3,513	$3,880
Plan Assets
Fair value of plan assets at beginning of year	$4,400	$4,363
Actual return/(loss) on plan assets	(28)	235
Non-qualified plan benefit contributions	32	32
Gross benefits paid	(336)	(230)
Fair value of plan assets at end of year	$4,068	$4,400
Funded status at end of year	$555	$520
Actuarial gains that decrease the PBO were driven by an increase in 2024 discount rates from 5.00% to 5.61%. Actuarial losses that increase the PBO were driven by a decrease in 2023 discount rates from 5.21% to 5.00%.
Amounts recognized in the statement of financial position as of December 31, 2024 and 2023, consist of:

Millions	2024	2023
Noncurrent assets	$950	$924
Current liabilities	(32)	(31)
Noncurrent liabilities	(363)	(373)
Net amounts recognized at end of year	$555	$520
Pre-tax amounts recognized in accumulated other comprehensive income/loss consist of $644 million and $643 million net actuarial loss as of December 31, 2024 and 2023, respectively.
Pre-tax changes recognized in other comprehensive income/loss as of December 31, 2024, 2023, and 2022, were as follows:

Millions	2024	2023	2022
Net actuarial (loss)/gain	$(11)	$(159)	$272
Amortization of:
Actuarial loss	11	9	86
Total	$-	$(150)	$358
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

The following table discloses only the PBO, ABO, and fair value of plan assets for pension plans where the accumulated benefit obligation is in excess of the fair value of the plan assets as of December 31:

Underfunded Accumulated Benefit Obligation
Millions	2024	2023
Projected benefit obligation	$395	$404
Accumulated benefit obligation	$389	$399
Fair value of plan assets	-	-
Underfunded accumulated benefit obligation	$(389)	$(399)
The ABO for all defined benefit pension plans was $3.3 billion and $3.6 billion at December 31, 2024 and 2023, respectively.
Assumptions – The weighted-average actuarial assumptions used to determine benefit obligations at December 31:

Percentages	2024	2023
Discount rate	5.61%	5.00%
Compensation increase	4.00%	4.00%
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
The components of our net periodic pension benefit/cost were as follows for the years ended December 31:

Millions	2024	2023	2022
Service cost	$52	$52	$93
Interest cost	186	187	123
Expected return on plan assets	(252)	(248)	(293)
Amortization of actuarial loss	11	9	86
Net periodic pension (benefit)/cost	$(3)	$-	$9
Assumptions – The weighted-average actuarial assumptions used to determine expense were as follows:

Percentages	2024	2023	2022
Discount rate for benefit obligations	5.00%	5.21%	2.80%
Discount rate for interest on benefit obligations	4.91%	5.14%	2.40%
Discount rate for service cost	5.05%	5.19%	2.91%
Discount rate for interest on service cost	5.02%	5.21%	2.86%
Expected return on plan assets	5.25%	5.25%	6.25%
Compensation increase	4.00%	4.10%	4.10%
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

Cash Contributions
The following table details cash contributions, if any, for the qualified and non-qualified (supplemental) pension plans:

Millions	Qualified	Non-qualified
2024	$-	$32
2023	$-	$32
Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes.
The non-qualified pension plan is not funded and is not subject to any minimum regulatory funding requirements. Benefit payments for each year represent supplemental pension payments. We anticipate our 2025 supplemental pension payments will be made from cash generated from operations.
Benefit Payments
The following table details expected benefit payments for the years 2025 through 2034:

Millions
2025	$231
2026	230
2027	230
2028	230
2029	231
Years 2030 - 2034	$1,177
Asset Allocation Strategy
Our pension plan asset allocation at December 31, 2024 and 2023, and target allocation for 2025, are as follows:

	Target Allocation 2025	Percentage of Plan Assets December 31,
		2024	2023
Equity securities	20% to 30%	24%	24%
Debt securities	70% to 80%	75	75
Real estate	0% to 2%	1	1
Total		100%	100%
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
The average credit rating of the debt portfolio was AA- at both December 31, 2024 and 2023. The debt portfolio is also broadly diversified and invested primarily in U.S. Treasury, mortgage, and corporate securities. The weighted-average maturity of the debt portfolio was 22 years at both December 31, 2024 and 2023.
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
Venture Capital and Buyout Partnerships – This investment category is comprised of interests in limited partnerships that invest primarily in privately-held companies. Due to the private nature of the partnership investments, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships. These valuations are based on the application of public market multiples to private company cash flows, market transactions that provide valuation information for comparable companies, and other methods. The fair value recorded by the plan is calculated using each partnership’s net asset value (NAV).
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

As of December 31, 2024, the pension plan assets measured at fair value on a recurring basis were as follows:

Millions	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets at fair value:
Federal government securities	$-	$1,448	$-	$1,448
Bonds and debentures	-	1,512	-	1,512
Corporate stock	220	6	-	226
Total plan assets at fair value	$220	$2,966	$-	$3,186
Plan assets at NAV:
Venture capital and buyout partnerships				446
Real estate funds				26
Collective trust and other funds				370
Total plan assets at NAV				$842
Other assets/(liabilities) [a]				40
Total plan assets				$4,068
As of December 31, 2023, the pension plan assets measured at fair value on a recurring basis were as follows:

Millions	Quoted Prices in Active Markets for Identical Inputs (Level 1)	Significant Other Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Plan assets at fair value:
Federal government securities	$-	$1,508	$-	$1,508
Bonds and debentures	-	1,696	-	1,696
Corporate stock	176	5	-	181
Total plan assets at fair value	$176	$3,209	$-	$3,385
Plan assets at NAV:
Venture capital and buyout partnerships				554
Real estate funds				30
Collective trust and other funds				382
Total plan assets at NAV				$966
Other assets/(liabilities) [a]				49
Total plan assets				$4,400
[a]Includes accrued receivables, net payables, and pending broker settlements.
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
Other Retirement Programs
Other Post-Retirement Benefits – We provide medical and life insurance benefits for eligible retirees hired before January 1, 2004. These benefits are funded as medical claims and life insurance premiums are paid. OPEB expense is determined based upon the annual service cost of benefits and the interest cost on those liabilities plus amortization of net (gain)/loss amounts offset by amortization of prior service credits recorded in AOCI. Our OPEB liability was $104 million at both December 31, 2024 and 2023. The liability is based on discount rate assumptions of 5.53% and 4.97% at December 31,

2024 and 2023, respectively. OPEB net periodic (benefit)/cost was ($5) million in 2024, ($7) million in 2023, and ($2) million in 2022.
401(k)/Thrift Plan – For non-union employees hired prior to January 1, 2018, and eligible union employees for whom we make matching contributions, we provide a defined contribution plan (401(k)/thrift plan). We match 50% for each dollar contributed by employees up to the first 6% of compensation contributed. For non-union employees hired on or after January 1, 2018, we match 100% for each dollar, up to the first 6% of compensation contributed, in addition to contributing an annual amount of 3% of the employee’s annual base salary. Our plan contributions were $28 million in 2024, $27 million in 2023, and $24 million in 2022.
Railroad Retirement System – All Railroad employees are covered by the Railroad Retirement System (the System). Contributions made to the System are expensed as incurred and amounted to approximately $671 million in 2024, $711 million in 2023, and $586 million in 2022.
Collective Bargaining Agreements – Under collective bargaining agreements, we participate in multi-employer benefit plans that provide certain post retirement health care and life insurance benefits for eligible union employees. Premiums paid under these plans are expensed as incurred and amounted to $12 million in 2024, $16 million in 2023, and $20 million in 2022.
6. Other Income
Other income included the following for the years ended December 31:

Millions	2024	2023	2022
Real estate income [a]	$263	$414	$381
Net periodic pension benefit/(costs)	55	52	84
Interest income [b]	52	52	23
Non-operating property environmental remediation and restoration	(37)	(37)	(47)
Interest from IRS refund claims	24	-	-
Other [b]	(7)	10	(15)
Total	$350	$491	$426
[a]2023 includes a one-time $107 million transaction. 2022 includes a $79 million gain from a land sale to the Illinois State Toll Highway Authority and a $35 million gain from a sale to the Colorado Department of Transportation.
[b]Prior periods have been reclassified to conform to the current period disclosure.
7. Income Taxes
Components of income tax expense were as follows for the years ended December 31:

Millions	2024	2023	2022
Current tax expense:
Federal	$1,649	$1,417	$1,465
State	359	314	340
Foreign	11	6	7
Total current tax expense	2,019	1,737	1,812
Deferred and other tax expense/(benefit):
Federal	47	219	320
State [a]	(24)	(104)	(59)
Foreign	5	2	1
Total deferred and other tax expense	28	117	262
Total income tax expense	$2,047	$1,854	$2,074
[a]In 2024, Louisiana and Arkansas enacted corporate income tax legislation that resulted in a $34 million reduction of our deferred tax expense. In 2023, Nebraska, Iowa, Kansas, and Arkansas enacted corporate income tax legislation that resulted in a $114 million reduction of our deferred tax expense. In 2022, Nebraska, Iowa, Arkansas, and Idaho enacted corporate income tax legislation that resulted in a $95 million reduction of our deferred tax expense.

For the years ended December 31, reconciliations between statutory and effective tax rates are as follows:

Tax Rate Percentages	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
State statutory rates, net of federal benefits	3.2	3.4	3.6
Dividends received deduction	(0.5)	(0.6)	(0.5)
Excess tax benefits from equity compensation plans	(0.2)	(0.1)	(0.2)
Deferred tax adjustments	-	(1.2)	(1.0)
Other [a]	(0.2)	-	-
Effective tax rate	23.3%	22.5%	22.9%
[a]The effective income tax rate for 2024 includes tax benefits from purchases of federal tax credits.
Deferred income tax assets/(liabilities) were comprised of the following at December 31:

Millions	2024	2023
Deferred income tax liabilities:
Property	$(13,020)	$(12,987)
Operating lease assets	(314)	(404)
Other	(581)	(556)
Total deferred income tax liabilities	(13,915)	(13,947)
Deferred income tax assets:
Operating lease liabilities	308	394
Accrued casualty costs	172	168
Accrued wages	51	50
Stock compensation	28	26
Other	205	186
Total deferred income tax assets	764	824
Net deferred income tax liability	$(13,151)	$(13,123)
In 2024 and 2023, there were no valuation allowances against deferred tax assets.
A reconciliation of changes in unrecognized tax benefits liabilities/(assets) from the beginning to the end of the reporting period is as follows:

Millions	2024	2023	2022
Unrecognized tax benefits at January 1	$30	$34	$38
Refunds from/(payments to) and settlements with taxing authorities	7	-	-
Decreases for positions taken in prior years	(6)	(1)	(4)
Increases/(decreases) for interest and penalties	1	-	-
Lapse of statutes of limitations	-	(4)	(3)
Increases for positions taken in current year	-	1	3
Unrecognized tax benefits at December 31	$32	$30	$34
We recognize interest and penalties as part of income tax expense. Total accrued liabilities/(receivables) for interest and penalties were $4 million and ($4) million at December 31, 2024 and 2023, respectively. Total interest and penalties recognized as part of income tax expense/(benefit) were $1 million for 2024, ($1) million for 2023, and ($2) million for 2022.
Several state tax authorities are examining our state income tax returns for years 2018 through 2023.
We do not expect our unrecognized tax benefits to change significantly in the next 12 months. The portion of our unrecognized tax benefits that relates to permanent changes in tax and interest would reduce our effective tax rate, if recognized. The remaining unrecognized tax benefits relate to tax positions for which only the timing of the benefit is uncertain. The unrecognized tax benefits that would reduce our effective tax rate are $32 million for 2024, $30 million for 2023, and $31 million for 2022.
8. Earnings Per Share
The following table provides a reconciliation between basic and diluted earnings per share for the years ended December 31:

Millions, Except Per Share Amounts	2024	2023	2022
Net income	$6,747	$6,379	$6,998
Weighted-average number of shares outstanding:
Basic	607.6	609.2	622.7
Dilutive effect of stock options	0.4	0.4	0.6
Dilutive effect of retention shares and units	0.6	0.6	0.7
Diluted	608.6	610.2	624.0
Earnings per share - basic	$11.10	$10.47	$11.24
Earnings per share - diluted	$11.09	$10.45	$11.21
Common stock options totaling 0.6 million, 0.9 million, and 0.3 million for 2024, 2023, and 2022, respectively, were excluded from the computation of diluted earnings per share because the exercise prices of these stock options exceeded the average market price of our common stock for the respective periods, and the effect of their inclusion would be anti-dilutive.
9. Accumulated Other Comprehensive Income/Loss
Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at January 1, 2024	$(484)	$(146)	$16	$(614)
Other comprehensive income/(loss) before reclassifications	2	(95)	-	(93)
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(16)	-	-	(16)
Net year-to-date other comprehensive income/(loss), net of taxes of $6 million	(14)	(95)	-	(109)
Balance at December 31, 2024	$(498)	$(241)	$16	$(723)

Balance at January 1, 2023	$(378)	$(204)	$-	$(582)
Other comprehensive income/(loss) before reclassifications	5	58	16	79
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(111)	-	-	(111)
Net year-to-date other comprehensive income/(loss), net of taxes of $31 million	(106)	58	16	(32)
Balance at December 31, 2023	$(484)	$(146)	$16	$(614)
[a]Related to interest rate swaps from equity method investments.
[b]The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.
10. Accounts Receivable
Accounts receivable include freight and other receivables reduced by an allowance for doubtful accounts. At December 31, 2024 and 2023, our accounts receivable were reduced by $6 million and $9 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Consolidated Statements of Financial Position. At December 31, 2024 and 2023, receivables classified as other assets were reduced by allowances of $69 million and $71 million, respectively.

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
The amount recorded under the Receivables Facility was $0 at both December 31, 2024 and 2023. During the year ended December 31, 2024, we issued $800 million and repaid $800 million under the Receivables Facility. The Receivables Facility was supported by $1.6 billion and $1.7 billion of accounts receivable as collateral at December 31, 2024 and 2023, respectively, which, as a retained interest, is included in accounts receivable, net in our Consolidated Statements of Financial Position.
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
The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $8 million, $9 million, and $10 million for 2024, 2023, and 2022, respectively.
11. Properties
The following tables list the major categories of property and equipment as well as the weighted-average estimated useful life for each category (in years):

Millions, Except Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Life
As of December 31, 2024
Land	$5,441	N/A	$5,441	N/A
Road:
Rail and other track material	19,283	$7,642	11,641	46
Ties	12,358	4,109	8,249	34
Ballast	6,495	2,182	4,313	34
Other roadway [a]	23,913	5,681	18,232	47
Total road	62,049	19,614	42,435	N/A
Equipment:
Locomotives	9,517	3,724	5,793	18
Freight cars	3,011	1,037	1,974	22
Work equipment and other [b]	1,222	482	740	17
Total equipment	13,750	5,243	8,507	N/A
Technology and other	1,431	640	791	12
Construction in progress	1,169	-	1,169	N/A
Total	$83,840	$25,497	$58,343	N/A
[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.
[b]For retirements of depreciable railroad properties that do not occur in the normal course of business, a gain or loss may be recognized if the retirement meets each of the following three conditions: (a) is unusual, (b) is material in amount, and (c) varies significantly from the retirement profile identified through our depreciation studies. In the second quarter of 2024, we sold a large portion of an intermodal equipment asset class resulting in a $46 million gain recognized in other expense in our Consolidated Statements of Income.

Millions, Except Estimated Useful Life	Cost	Accumulated Depreciation	Net Book Value	Estimated Useful Life
As of December 31, 2023
Land	$5,426	N/A	$5,426	N/A
Road:
Rail and other track material	18,837	$7,344	11,493	42
Ties	11,985	3,895	8,090	34
Ballast	6,345	2,061	4,284	34
Other roadway [a]	23,175	5,368	17,807	47
Total road	60,342	18,668	41,674	N/A
Equipment:
Locomotives	9,295	3,591	5,704	18
Freight cars	2,765	956	1,809	23
Work equipment and other	1,344	546	798	17
Total equipment	13,404	5,093	8,311	N/A
Technology and other	1,388	574	814	12
Construction in progress	1,173	-	1,173	N/A
Total	$81,733	$24,335	$57,398	N/A
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
We determine the estimated service lives of depreciable railroad assets by means of depreciation studies. We perform depreciation studies at least every 3 years for equipment and every 6 years for track assets (i.e., rail and other track material, ties, and ballast) and other road property. Our depreciation studies take into account the following factors:
•Statistical analysis of historical patterns of use and retirements of each of our asset classes,
•Evaluation of any expected changes in current operations and the outlook for continued use of the assets,
•Evaluation of technological advances and changes to maintenance practices, and
•Expected salvage to be received upon retirement.
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
In 2024, we sold a large portion of an intermodal equipment asset class resulting in a gain recognized in other expense in our Consolidated Statements of Income. No gains or losses were recognized due to the retirement of depreciable railroad properties in 2023 or 2022.
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
Costs incurred that extend the useful life of an asset, improve the safety of our operations, or improve operating efficiency are capitalized, while normal repairs and maintenance are expensed as incurred. Total expense for repairs and maintenance incurred was approximately $2.3 billion for 2024, $2.5 billion for 2023, and $2.4 billion for 2022.
Assets held under finance leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.
12. Accounts Payable and Other Current Liabilities

Millions	Dec.31, 2024	Dec.31, 2023
Accounts payable	$847	$856
Compensation-related accruals	618	533
Income and other taxes payable	605	685
Interest payable	372	389
Current operating lease liabilities (Note 16)	346	355
Accrued casualty costs	319	307
Equipment rents payable	109	98
Other	613	460
Total accounts payable and other current liabilities	$3,829	$3,683
13. Financial Instruments
Short-Term Investments – All of the Company’s short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of December 31, 2024 and 2023, the Company had $20 million and $16 million of short-term investments, respectively. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.
Fair Value of Financial Instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At December 31, 2024, the fair value of total debt was $25.3 billion, approximately $5.9 billion less than the carrying value. At December 31, 2023, the fair value of total debt was $28.5 billion, approximately $4.1 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.
14. Debt
Total debt as of December 31, 2024 and 2023, is summarized below:

Millions	2024	2023
Notes and debentures, 2.2% to 7.1% due through February 14, 2072	$32,044	$33,383
Equipment obligations, 2.6% to 6.2% due through January 2, 2031 [a]	732	770
Finance leases, 3.1% to 6.8% due through December 10, 2028	109	158
Unamortized discount and deferred issuance costs	(1,693)	(1,732)
Total debt	31,192	32,579
Less: current portion	(1,425)	(1,423)
Total long-term debt	$29,767	$31,156
[a]Equipment obligations are secured by an interest in certain railroad equipment with a carrying value of approximately $0.8 billion and $0.9 billion at December 31, 2024 and 2023, respectively.
Debt Maturities – The following table presents aggregate debt maturities as of December 31, 2024, excluding market value adjustments:

Millions
2025	$1,426
2026	1,516
2027	1,285
2028	1,235
2029	1,258
Thereafter	26,165
Total principal	32,885
Unamortized discount and deferred issuance costs	(1,693)
Total debt	$31,192
Credit Facilities – At December 31, 2024, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during 2024. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility, set to expire May 20, 2027, requires UPC to maintain an adjusted debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.
The definition of debt used for purposes of calculating the adjusted debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of Employee Retirement Income Security Act of 1974 (ERISA), and unamortized debt discount and deferred debt issuance costs. At December 31, 2024, the Company was in compliance with the adjusted debt-to-EBITDA coverage ratio, which allows us to carry up to $46.7 billion of debt (as defined in the Facility), and we had $32.9 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.
During 2024, we issued $823 million and repaid $823 million of commercial paper with maturities ranging from 13 to 57 days. As of both December 31, 2024 and 2023, we had $0 of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

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
During the year ended December 31, 2024, we did not issue any debt securities under this registration statement. At December 31, 2024, we had remaining authority from the Board of Directors to issue up to $9.0 billion of debt securities under our shelf registration.
Receivables Securitization Facility – As of both December 31, 2024 and 2023, we recorded $0 of borrowings under our Receivables Facility, as secured debt. (See further discussion in the "Receivables Securitization Facility" section of Note 10.)
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
We are not considered to be the primary beneficiary and do not consolidate these VIEs because our actions and decisions do not have the most significant effect on the VIE’s performance and our fixed-price purchase options are not considered to be potentially significant to the VIEs. The future minimum lease payments associated with the VIE leases totaled $609 million as of December 31, 2024, and are recorded as operating lease liabilities at present value in our Consolidated Statements of Financial Position.
16. Leases
We lease certain locomotives, freight cars, and other property for use in our rail operations.
The following are additional details related to our lease portfolio:

Millions	Classification	Dec 31, 2024	Dec 31, 2023
Assets
Operating leases	Operating lease assets	$1,297	$1,643
Finance leases	Properties, net [a]	172	244
Total leased assets		$1,469	$1,887
Liabilities
Current
Operating	Accounts payable and other current liabilities	$346	$355
Finance	Debt due within one year	37	49
Noncurrent
Operating	Operating lease liabilities	925	1,245
Finance	Debt due after one year	72	109
Total lease liabilities		$1,380	$1,758
[a]Finance lease assets are recorded net of accumulated amortization of $472 million and $497 million as of December 31, 2024 and 2023, respectively.

The lease cost components are classified as follows:

Millions	Dec 31, 2024	Dec 31, 2023
Operating lease cost [a]	$340	$369
Short-term lease cost	24	24
Variable lease cost	37	41
Finance lease cost
Amortization of leased assets [b]	31	38
Interest on lease liabilities [c]	5	8
Net lease cost	$437	$480
[a]Operating lease cost is primarily reported in equipment and other rents in our Consolidated Statements of Income.
[b]Amortization of leased assets is reported in depreciation in our Consolidated Statements of Income.
[c]Interest on lease liabilities is reported in interest expense in our Consolidated Statements of Income.
The following table presents aggregate lease maturities as of December 31, 2024:

Millions	Operating Leases	Finance Leases	Total
2025	$352	$42	$394
2026	281	35	316
2027	227	30	257
2028	200	11	211
2029	128	-	128
After 2029	213	-	213
Total lease payments	$1,401	$118	$1,519
Less: Interest	130	9	139
Present value of lease liabilities	$1,271	$109	$1,380
The following table presents the weighted average remaining lease term and discount rate:

Dec 31, 2024
Weighted-average remaining lease term (years)
Operating leases	5.4
Finance leases	2.8
Weighted-average discount rate (%)
Operating leases	3.8
Finance leases	4.4
The following table presents other information related to our operating and finance leases for the years ended December 31:

Millions	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$319	$323
Investing cash flows from operating leases	32	33
Operating cash flows from finance leases	6	9
Financing cash flows from finance leases	47	65
Leased assets obtained in exchange for operating lease liabilities	$119	$241

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
Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $379 million to $495 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.
Our personal injury liability activity was as follows:

Millions	2024	2023	2022
Beginning balance	$383	$361	$325
Current year accruals	121	112	107
Changes in estimates for prior years	(14)	89	55
Payments	(111)	(179)	(126)
Ending balance at December 31	$379	$383	$361
Current portion, ending balance at December 31	$106	$113	$84
Environmental Costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 352 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 31 sites that are the subject of actions taken by the U.S. government, including 19 that are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.
Our environmental liability activity was as follows:

Millions	2024	2023	2022
Beginning balance	$245	$253	$243
Accruals	129	99	84
Payments	(106)	(107)	(74)
Ending balance at December 31	$268	$245	$253
Current portion, ending balance at December 31	$83	$91	$67
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
18. Share Repurchase Programs
Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. As of December 31, 2024, we repurchased a total of 25.9 million shares of our common stock under the 2022 authorization. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.
The table below represents shares repurchased under repurchase programs during 2024 and 2023:

	Number of Shares Purchased		Average Price Paid
	2024	2023	2024	2023
First quarter	-	2,908,703	$-	$203.19
Second quarter	492,320	606,581	225.96	199.81
Third quarter	3,006,061	-	245.44	-
Fourth quarter	2,804,785	-	237.43	-
Total	6,303,166	3,515,284	$240.35	$202.61
Remaining number of shares that may be repurchased under current authority				74,088,861

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
On February 6, 2025, the Board of Directors approved a new share repurchase authorization, enabling the Company to buy up to 100 million shares of its common stock by March 31, 2028. The new authorization is effective April 1, 2025, and replaces the current authorization, which will expire on March 31, 2025.
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
UPRR had $1.9 billion and $1.8 billion recognized as investments related to TTX in our Consolidated Statements of Financial Position as of December 31, 2024 and 2023, respectively. TTX car hire expense of $432 million in 2024, $399 million in 2023, and $402 million in 2022 are included in equipment and other rents in our Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $70 million and $60 million at December 31, 2024 and 2023, respectively.
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
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2024, the Corporation’s internal control over financial reporting is effective based on those criteria.
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

We have audited the internal control over financial reporting of Union Pacific Corporation and Subsidiary Companies (the “Corporation”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Corporation and our report dated February 7, 2025, expressed an unqualified opinion on those financial statements.

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
February 7, 2025

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
(d)Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant.
The Board of Directors of UPC has adopted the UPC Code of Ethics for the Chief Executive Officer and Senior Financial Officers (the Code). A copy of the Code may be found on the Internet at our website https://investor.unionpacific.com/governance/governance-overview. We intend to disclose any amendments to the Code or any waiver from a provision of the Code on our website.
(e)Insider Trading Arrangements and Policies.
Information concerning UPC's Confidentiality and Insider Trading Policy is set forth in the Insider Trading Arrangements and Policies segment of the Proxy Statement and is incorporated herein by reference. UPC's Confidentiality and Insider Trading Policy is included as an exhibit to this report.
Item 11. Executive Compensation
Information concerning compensation received by our directors and our named executive officers is presented in the Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in Fiscal Year 2024, Outstanding Equity Awards at 2024 Fiscal Year-End, Option Exercises and Stock Vested in Fiscal Year 2024, Pension Benefits at 2024 Fiscal Year-End, Nonqualified Deferred Compensation at 2024 Fiscal Year-End, Potential Payments Upon Termination or Change in Control and Director Compensation in Fiscal Year 2024 segments of the Proxy Statement and is incorporated herein by reference. Additional information regarding compensation of directors, including Board committee members, is set forth in the By-Laws of UPC and the Stock Unit Grant and Deferred Compensation Plan for the Board of Directors, both of which are included as exhibits to this report. Information regarding the Compensation and Talent Committee is set forth in the Compensation Committee segment of the Proxy Statement and is incorporated herein by reference.

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
The following table summarizes the equity compensation plans under which UPC common stock may be issued as of December 31, 2024:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,330,352 [1]	$195.83 [1]	31,063,392	[2]
Total	2,330,352	$195.83	31,063,392
[1]Includes 348,929 retention units that do not have an exercise price. Does not include 885,600 retention shares that have been issued and are outstanding.
[2]Does not include the retention units or retention shares described above in footnote [1].
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
PART IV
Item 15. Exhibit and Financial Statement Schedules
(a)Financial Statements, Financial Statement Schedules, and Exhibits:
(1)Financial Statements
The financial statements filed as part of this filing are listed on the index to the Financial Statements and Supplementary Data, Item 8, on page 38.
(2)Financial Statement Schedules
Schedules have been omitted because they are not applicable or not required or the information required to be set forth therein is included in the Financial Statements and Supplementary Data, Item 8, or notes thereto.

(3)Exhibits
Exhibits are listed in the exhibit index beginning on page 73. The exhibits include management contracts, compensatory plans and arrangements required to be filed as exhibits to the Form 10-K by Item 601 (10) (iii) of Regulation S-K.
UNION PACIFIC CORPORATION
Exhibit Index

Exhibit No.	Description

Filed with this Statement

10(a)†	Form of Performance Stock Unit Agreement dated February 6, 2025.

10(b)†	Form of Non-Qualified Stock Option Agreement for Executives dated February 6, 2025.

19	Union Pacific Corporation Confidentiality and Insider Trading Policy dated October 1, 2024.

21	List of the Corporation’s significant subsidiaries and their respective states of incorporation.

23	Independent Registered Public Accounting Firm’s Consent.

24	Powers of attorney executed by the directors of UPC.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - V. James Vena.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Jennifer L. Hamann.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - V. James Vena and Jennifer L. Hamann.

101
The following financial and related information from Union Pacific Corporation’s Annual Report on Form 10-K for the year ended December 31, 2024 (filed with the SEC on February 7, 2025), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (a) Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022, (b) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022, (c) Consolidated Statements of Financial Position at December 31, 2024 and 2023, (d) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022, (e) Consolidated Statements of Changes in Common Shareholders’ Equity for the years ended December 31, 2024, 2023, and 2022, and (f) the Notes to the Consolidated Financial Statements.

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

10(d)†
Union Pacific Corporation Key Employee Continuity Plan, as amended December 10, 2021, is incorporated herein by reference to Exhibit 10(c) to the Corporation's Annual Report on Form 10-K for the year ended December 31, 2021.

10(e)†
Supplemental Thrift Plan (409A Grandfathered Component) of Union Pacific Corporation, effective as of January 1, 2009, including all amendments adopted through August 1, 2024, is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10(f)†
Supplemental Thrift Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, effective as of January 1, 2009, including all amendments adopted through August 1, 2024, is incorporated herein by reference to Exhibit 10(b) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10(g)†
Supplemental Pension Plan for Officers and Managers (409A Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended and restated in its entirety effective January 1, 1989, including all amendments adopted through August 1, 2024, is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10(h)†
Supplemental Pension Plan or Officers and Managers (409A Non-Grandfathered Component) of Union Pacific Corporation and Affiliates, as amended and restated in its entirety effective January 1, 1989, including all amendments adopted through August 1, 2024, is incorporated by reference to Exhibit 10(d) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10(i)†
Deferred Compensation Plan (409A Grandfathered Component) of Union Pacific Corporation, originally effective as of January 1, 2009, as amended and restated including amendments adopted through August 1, 2024, is incorporated herein by reference to Exhibit 10(e) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10(j)†
Deferred Compensation Plan (409A Non-Grandfathered Component) of Union Pacific Corporation, originally effective as of January 1, 2009, as amended and restated including amendments adopted through August 1, 2024, is incorporated herein by reference to Exhibit 10(f) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

10(k)†
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

10(p)†	Union Pacific Corporation 2021 Stock Incentive Plan, effective as of May 13, 2021 is incorporated by reference to Exhibit 99.1 to the Corporation's Form S-8 dated May 25, 2021.

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

10(t)†	Form of Non-Qualified Stock Option Agreement for Executives is incorporated herein by reference to Exhibit 10(c) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

10(u)†	Form of 2022 Long Term Plan Performance Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021.

10(v)†	Form of 2023 Long Term Plan Performance Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2022.

10(w)†	Form of 2024 Long Term Plan Performance Stock Unit Agreement is incorporated herein by reference to Exhibit 10(a) to the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2023.

10(x)†
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
Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 7th day of February, 2025.

UNION PACIFIC CORPORATION

By	/s/ V. James Vena
V. James Vena,
Chief Executive Officer
Union Pacific Corporation
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, on this 7th day of February, 2025, by the following persons on behalf of the registrant and in the capacities indicated.

PRINCIPAL EXECUTIVE OFFICER
AND DIRECTOR:

By	/s/ V. James Vena
V. James Vena,
Chief Executive Officer
Union Pacific Corporation

PRINCIPAL FINANCIAL OFFICER:

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer

PRINCIPAL ACCOUNTING OFFICER:

By	/s/ Todd M. Rynaski
Todd M. Rynaski,
Senior Vice President and
Chief Accounting, Risk, and
Compliance Officer

DIRECTORS:

William J. DeLaney*	Michael R. McCarthy*
David B. Dillon*	Doyle R. Simons*
Sheri H. Edison*	John K. Tien, Jr.*
Teresa M. Finley*	John P. Wiehoff*
Deborah C. Hopkins*	Christopher J. Williams*
Jane H. Lute*

* By	/s/ Craig V. Richardson
Craig V. Richardson, Attorney-in-fact