Form 10-Q
period 2025-03-31
UNION PACIFIC CORP
filed 2025-04-24
CIK 100885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
☐ Yes ☑ No
As of April 17, 2025, there were 597,475,610 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION
AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except per share amounts, for the three months ended March 31,	2025	2024
Operating revenues:
Freight revenues	$5,691	$5,616
Other revenues	336	415
Total operating revenues	6,027	6,031
Operating expenses:
Compensation and benefits	1,212	1,223
Purchased services and materials	631	613
Depreciation	610	594
Fuel	603	658
Equipment and other rents	241	216
Other	359	355
Total operating expenses	3,656	3,659
Operating income	2,371	2,372
Other income, net (Note 6)	78	92
Interest expense	(322)	(324)
Income before income taxes	2,127	2,140
Income tax expense	(501)	(499)
Net income	$1,626	$1,641
Share and per share (Note 7):
Earnings per share - basic	$2.71	$2.69
Earnings per share - diluted	$2.70	$2.69
Weighted average number of shares - basic	601.0	609.2
Weighted average number of shares - diluted	601.9	610.2
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the three months ended March 31,	2025	2024
Net income	$1,626	$1,641
Other comprehensive income/(loss):
Defined benefit plans	3	1
Foreign currency translation	-	3
Unrealized gain on derivative instruments	-	-
Total other comprehensive income/(loss) [a]	3	4
Comprehensive income	$1,629	$1,645
[a]Net of deferred taxes of $(0.2) million and ($0.1) million during the three months ended March 31, 2025 and 2024, respectively.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except share and per share amounts	Mar. 31, 2025	Dec. 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,411	$1,016
Accounts receivable, net (Note 9)	1,965	1,894
Materials and supplies	747	769
Other current assets	416	342
Total current assets	4,539	4,021
Investments	2,704	2,664
Properties, net (Note 10)	58,710	58,343
Operating lease assets	1,142	1,297
Other assets	1,397	1,390
Total assets	$68,492	$67,715
Liabilities and common shareholders' equity
Current liabilities:
Accounts payable and other current liabilities (Note 11)	$3,995	$3,829
Debt due within one year (Note 13)	2,227	1,425
Total current liabilities	6,222	5,254
Debt due after one year (Note 13)	30,615	29,767
Operating lease liabilities	758	925
Deferred income taxes	13,144	13,151
Other long-term liabilities	1,714	1,728
Commitments and contingencies (Note 14)
Total liabilities	52,453	50,825
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,113,186,248 and
1,113,018,733 issued; 598,992,024 and 604,241,260 outstanding, respectively	2,783	2,783
Paid-in-surplus	5,075	5,334
Retained earnings	66,450	65,628
Treasury stock	(57,549)	(56,132)
Accumulated other comprehensive loss (Note 8)	(720)	(723)
Total common shareholders' equity	16,039	16,890
Total liabilities and common shareholders' equity	$68,492	$67,715
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the three months ended March 31,	2025	2024
Operating activities
Net income	$1,626	$1,641
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	610	594
Deferred and other income taxes	(7)	23
Other operating activities, net	(22)	(80)
Changes in current assets and liabilities:
Accounts receivable, net	(71)	(89)
Materials and supplies	22	(27)
Other current assets	(75)	(55)
Accounts payable and other current liabilities	(236)	(220)
Income and other taxes	363	335
Cash provided by operating activities	2,210	2,122
Investing activities
Capital investments	(906)	(797)
Other investing activities, net	(32)	(5)
Cash used in investing activities	(938)	(802)
Financing activities
Debt issued (Note 13)	1,996	400
Share repurchase programs (Note 15)	(1,420)	-
Dividends paid	(804)	(795)
Debt repaid	(370)	(1,358)
Accelerated share repurchase programs pending final settlement (Note 15)	(300)	-
Net Issued/(paid) commercial paper (Note 12)	-	296
Other financing activities, net	20	6
Cash used in financing activities	(878)	(1,451)
Net change in cash, cash equivalents, and restricted cash	394	(131)
Cash, cash equivalents, and restricted cash at beginning of year	1,028	1,074
Cash, cash equivalents, and restricted cash at end of period	$1,422	$943
Supplemental cash flow information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$173	$135
Cash paid during the period for:
Income taxes, net of refunds	$(61)	$(46)
Interest, net of amounts capitalized	(439)	(463)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$1,411	$925
Restricted cash equivalents in other current assets	3	10
Restricted cash equivalents in other assets	8	8
Total cash, cash equivalents, and restricted cash equivalents per above	$1,422	$943
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions	Common shares	Treasury shares	Common shares	Paid-in-surplus	Retained earnings	Treasury stock	AOCI [a]	Total
Balance at January 1, 2024	1,112.9	(503.2)	$2,782	$5,193	$62,093	$(54,666)	$(614)	$14,788
Net income			-	-	1,641	-	-	1,641
Other comprehensive income/(loss)			-	-	-	-	4	4
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.1	0.2	1	20	-	5	-	26
Share repurchase programs (Note 15)	-	-	-	-	-	-	-	-
Dividends declared ($1.30 per share)	-	-	-	-	(794)	-	-	(794)
Balance at March 31, 2024	1,113.0	(503.0)	$2,783	$5,213	$62,940	$(54,661)	$(610)	$15,665

Balance at January 1, 2025	1,113.0	(508.8)	$2,783	$5,334	$65,628	$(56,132)	$(723)	$16,890
Net income			-	-	1,626	-	-	1,626
Other comprehensive income/(loss)			-	-	-	-	3	3
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.3	-	41	-	24	-	65
Share repurchase programs (Note 15)	-	(5.7)	-	(300)	-	(1,441)	-	(1,741)
Dividends declared ($1.34 per share)	-	-	-	-	(804)	-	-	(804)
Balance at March 31, 2025	1,113.2	(514.2)	$2,783	$5,075	$66,450	$(57,549)	$(720)	$16,039
[a]AOCI = accumulated other comprehensive income/loss (Note 8)
[b]ESPP = employee stock purchase plan
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

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
1. Basis of Presentation
Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2024 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2024, is derived from audited financial statements. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results for the entire year ending December 31, 2025.

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

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Freight revenues from each of our commodity groups, as described in the table below, includes revenues from shipments to and from Mexico, which amounted to $719 million and $790 million for the three months ended March 31, 2025 and 2024, respectively.

Our significant segment expenses as monitored by the CODM are shown in the table below. This breakout of revenues and expenses is used by the CODM to monitor and assess the financial performance of our rail network by comparing actual results to prior years and plans.

Millions, for the three months ended March 31,	2025	2024
Bulk	$1,836	$1,817
Industrial	2,082	2,104
Premium	1,773	1,695
Total freight revenues	$5,691	$5,616
Other subsidiary revenues	194	217
Accessorial revenues	118	174
Other	24	24
Total operating revenues	$6,027	$6,031
Operating [a]	1,684	1,661
Administrative [a]	193	191
Locomotive fuel	591	645
Other segment items [b]	578	568
Depreciation	610	594
Other income, net	(78)	(92)
Interest expense	322	324
Income tax expense	501	499
Net income	$1,626	$1,641
[a]Operating and Administrative includes compensation and benefits, purchased services and materials, equipment and other rents, non-locomotive fuel, and other expenses.
[b]Other segment items includes car hire and leases, casualty costs, state and local taxes, subsidiary expense, and other overhead expense.
4. Stock-Based Compensation
We have several stock-based compensation plans where employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. Employees may also participate in our employee stock purchase plan (ESPP).

Information regarding stock-based compensation expense appears in the table below:

Millions, for the three months ended March 31,	2025	2024
Stock-based compensation, before tax:
Stock options	$6	$4
Retention awards	22	17
ESPP	6	5
Total stock-based compensation, before tax	$34	$26
Excess income tax benefits from equity compensation plans	$7	$9
Stock options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. None of the stock options outstanding at March 31, 2025, is subject to performance or market-based vesting conditions.

The table below shows the annual weighted-average assumptions used for Black-Scholes valuation purposes:

Weighted-average assumptions	2025	2024
Risk-free interest rate	4.3%	4.2%
Dividend yield	2.2%	2.1%
Expected life (years)	4.3	4.4
Volatility	22.4%	28.7%
Weighted-average grant-date fair value of options granted	$48.70	$61.75
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

A summary of stock option activity during the three months ended March 31, 2025, is presented below:

	Options (thous.)	Weighted-average exercise price	Weighted-average remaining contractual term (in yrs.)	Aggregate intrinsic value (millions)
Outstanding at January 1, 2025	1,981	$195.81	5.8	$74
Granted	423	243.51	N/A	N/A
Exercised	(223)	164.76	N/A	N/A
Forfeited or expired	-	-	N/A	N/A
Outstanding at March 31, 2025	2,181	$208.24	6.3	$70
Vested or expected to vest at March 31, 2025	2,160	$207.96	6.3	$70
Options exercisable at March 31, 2025	1,462	$193.18	4.9	$66
At March 31, 2025, there was $30 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years. Additional information regarding stock option exercises appears in the following table:

Millions, for the three months ended March 31,	2025	2024
Intrinsic value of stock options exercised	$20	$12
Cash received from option exercises	41	15
Treasury shares repurchased for employee payroll taxes	(6)	(4)
Income tax benefit realized from option exercises	2	3
Aggregate grant-date fair value of stock options vested	16	15
Retention awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 4 years, and have dividends and dividend equivalents paid to participants during the vesting periods.

Changes in our retention awards during the three months ended March 31, 2025, were as follows:

	Shares (thous.)	Weighted-average grant-date fair value
Nonvested at January 1, 2025	915	$222.50
Granted	228	243.51
Vested	(223)	204.69
Forfeited	(7)	227.18
Nonvested at March 31, 2025	913	$232.06
At March 31, 2025, there was $108 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.5 years

Performance stock unit awards – In February 2025, our Board of Directors approved performance stock unit grants. This plan is based on performance targets for annual return on invested capital (ROIC) and operating income growth (OIG) compared to companies in the S&P 100 Industrials Index plus the Class I railroads. We define ROIC as net operating profit adjusted for interest expense (including interest on average operating lease liabilities) and taxes on interest divided by average invested capital adjusted for average operating lease liabilities.

The February 2025 stock units awarded to executives are subject to continued employment for 37 months, the attainment of certain levels of ROIC, and the relative three-year OIG. We expense two-thirds of the fair value of the units that are probable of being earned based on our forecasted ROIC over the three-year performance period, and with respect to the third year of the plan, we expense the remaining one-third of the fair value subject to the relative three-year OIG. We measure the fair value of performance stock units based upon the closing price of the underlying common stock as of the date of grant. Dividend equivalents are accumulated during the service period and paid to participants only after the units are earned.

Changes in our performance stock unit awards during the three months ended March 31, 2025, were as follows:

	Shares (thous.)	Weighted-average grant-date fair value
Nonvested at January 1, 2025	607	$219.08
Granted	254	243.51
Vested	(68)	246.21
Unearned	(83)	244.35
Forfeited	(67)	214.99
Nonvested at March 31, 2025	643	$223.03
At March 31, 2025, there was $29 million of total unrecognized compensation expense related to nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 2.1 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.
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

The components of our net periodic pension benefit/cost were as follows:

Millions, for the three months ended March 31,	2025	2024
Service cost	$11	$13
Interest cost	45	46
Expected return on plan assets	(60)	(63)
Amortization of actuarial loss	2	2
Net periodic pension (benefit)/cost	$(2)	$(2)

Cash contributions
For the three months ended March 31, 2025, cash contributions totaled $0 to the qualified pension plans. Any contributions made during 2025 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31, 2025, we do not have minimum cash funding requirements for 2025.
6. Other Income
Other income included the following:

Millions, for the three months ended March 31,	2025	2024
Real estate income	$64	$65
Net periodic pension benefit/(costs)	13	15
Non-operating property environmental remediation and restoration	(5)	(6)
Other	6	18
Total	$78	$92
7. Earnings Per Share
The following table provides a reconciliation between basic and diluted earnings per share:

Millions, except per share amounts, for the three months ended March 31,	2025	2024
Net income	$1,626	$1,641
Weighted-average number of shares outstanding:
Basic	601.0	609.2
Dilutive effect of stock options	0.3	0.5
Dilutive effect of retention shares and units	0.6	0.5
Diluted	601.9	610.2
Earnings per share - basic	$2.71	$2.69
Earnings per share - diluted	$2.70	$2.69
Stock options excluded as their inclusion would be anti-dilutive	0.9	0.5

8. Accumulated Other Comprehensive Income/Loss
Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at January 1, 2025	$(498)	$(241)	$16	$(723)
Other comprehensive income/(loss) before reclassifications	3	-	-	3
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	-	-	-	-
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($0.2) million	3	-	-	3
Balance at March 31, 2025	$(495)	$(241)	$16	$(720)

Balance at January 1, 2024	$(484)	$(146)	$16	$(614)
Other comprehensive income/(loss) before reclassifications	2	3	-	5
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(1)	-	-	(1)
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($0.1) million	1	3	-	4
Balance at March 31, 2024	$(483)	$(143)	$16	$(610)
[a]Related to interest rate swaps from equity method investments.
[b]The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.
9. Accounts Receivable
Accounts receivable include freight and other receivables reduced by an allowance for doubtful accounts. At both March 31, 2025, and December 31, 2024, our accounts receivable were reduced by $6 million. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At March 31, 2025, and December 31, 2024, receivables classified as other assets were reduced by allowances of $72 million and $69 million, respectively.

Receivables securitization facility – The Railroad maintains an $800 million, 3-year receivables securitization facility (the Receivables Facility) maturing in July 2025, with the intent to renew under comparable terms and conditions. Under the Receivables Facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.

The amount recorded under the Receivables Facility was $0 at both March 31, 2025, and December 31, 2024. During the three months ended March 31, 2025, we issued $0 and repaid $0 under the Receivables Facility. The Receivables Facility was supported by $1.7 billion and $1.6 billion of accounts receivable as collateral at March 31, 2025, and December 31, 2024, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $1 million for both the three months ended March 31, 2025 and 2024, respectively.
10. Properties
The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, except estimated useful life As of March 31, 2025	Cost	Accumulated depreciation	Net book value	Estimated useful life
Land	$5,449	N/A	$5,449	N/A
Road:
Rail and other track material	19,392	$7,717	11,675	45
Ties	12,473	4,166	8,307	34
Ballast	6,531	2,216	4,315	34
Other roadway [a]	24,041	5,793	18,248	47
Total road	62,437	19,892	42,545	N/A
Equipment:
Locomotives	9,731	3,785	5,946	18
Freight cars	3,074	1,061	2,013	23
Work equipment and other	1,247	499	748	17
Total equipment	14,052	5,345	8,707	N/A
Technology and other	1,390	611	779	12
Construction in progress	1,230	-	1,230	N/A
Total	$84,558	$25,848	$58,710	N/A

Millions, except estimated useful life As of December 31, 2024	Cost	Accumulated depreciation	Net book value	Estimated useful life
Land	$5,441	N/A	$5,441	N/A
Road:
Rail and other track material	19,283	$7,642	11,641	46
Ties	12,358	4,109	8,249	34
Ballast	6,495	2,182	4,313	34
Other roadway [a]	23,913	5,681	18,232	47
Total road	62,049	19,614	42,435	N/A
Equipment:
Locomotives	9,517	3,724	5,793	18
Freight cars	3,011	1,037	1,974	22
Work equipment and other [b]	1,222	482	740	17
Total equipment	13,750	5,243	8,507	N/A
Technology and other	1,431	640	791	12
Construction in progress	1,169	-	1,169	N/A
Total	$83,840	$25,497	$58,343	N/A
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

11. Accounts Payable and Other Current Liabilities

Millions	Mar. 31, 2025	Dec. 31, 2024
Income and other taxes payable	$982	$605
Accounts payable	898	847
Compensation-related accruals	510	618
Accrued casualty costs	338	319
Current operating lease liabilities	304	346
Interest payable	248	372
Equipment rents payable	109	109
Other	606	613
Total accounts payable and other current liabilities	$3,995	$3,829
12. Financial Instruments
Short-term investments – All of the Company's short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of both March 31, 2025, and December 31, 2024, the Company had $20 million of short-term investments, which is included in other current assets in our Condensed Consolidated Statements of Financial Position. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair value of financial instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At March 31, 2025, the fair value of total debt was $27.4 billion, approximately $5.4 billion less than the carrying value. At December 31, 2024, the fair value of total debt was $25.3 billion, approximately $5.9 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.
13. Debt
Credit facilities – At March 31, 2025, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during the three months ended March 31, 2025. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility, set to expire May 20, 2027, requires UPC to maintain an adjusted debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the adjusted debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of the Employee Retirement Income Security Act of 1974 (ERISA), and unamortized debt discount and deferred debt issuance costs. At March 31, 2025 , the Company was in compliance with the adjusted debt-to-EBITDA coverage ratio, which allows us to carry up to $46.7 billion of debt (as defined in the Facility), and we had $34.6 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During the three months ended March 31, 2025, we issued $0 and repaid $0 of commercial paper. At March 31, 2025, we had $0 of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

Shelf registration statement and significant new borrowings – We filed an automatic shelf registration statement with the SEC that became effective on February 13, 2024. Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings. The Board of Directors authorized the issuance of up to $9.0 billion of debt securities.

During the three months ended March 31, 2025, we issued the following unsecured, fixed-rate debt securities under our shelf registration:

Date	Description of Securities
February 13, 2025	$1.00 billion of 5.100% Notes due February 20, 2035
$1.00 billion of 5.600% Notes due December 1, 2054

We used the net proceeds from the offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At March 31, 2025, we had remaining authority from the Board of Directors to issue up to $7.0 billion of debt securities under our shelf registration.

Receivables securitization facility – As of both March 31, 2025, and December 31, 2024, we recorded $0 of borrowings under our Receivables Facility as secured debt. (See further discussion in the "Receivables Securitization Facility" section of Note 9).
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

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $365 million to $480 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the three months ended March 31,	2025	2024
Beginning balance	$379	$383
Current year accruals	26	29
Changes in estimates for prior years	2	(4)
Payments	(42)	(32)
Ending balance at March 31,	$365	$376
Current portion, ending balance at March 31,	$117	$112
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

Our environmental liability activity was as follows:

Millions, for the three months ended March 31,	2025	2024
Beginning balance	$268	$245
Accruals	17	28
Payments	(21)	(19)
Ending balance at March 31,	$264	$254
Current portion, ending balance at March 31,	$76	$92
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
15. Share Repurchase Programs
Effective April 1, 2025, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2028. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Our previous authorization, which was effective April 1, 2022, through March 31, 2025, was approved by our Board of Directors for up to 100 million shares of common stock. As of March 31, 2025, we repurchased a total of 31.7 million shares of our common stock under the 2022 authorization.

The table below represents shares repurchased under repurchase programs in the three months ended March 31, 2025 and 2024:

	Number of shares purchased		Average price paid [a]
	2025	2024	2025	2024
First quarter [b]	5,745,601	-	$250.74	$-
[a]In the period of the final settlement, the average price under the accelerated share repurchase programs is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the initial settlement of the 2025 accelerated share repurchase programs was $251.73.
[b]Includes 4,815,022 shares repurchased in February 2025 under accelerated share repurchase programs.
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

Subsequent event – From April 1, 2025, through April 23, 2025, we repurchased 2.0 million shares at an aggregate cost of approximately $434 million.

Accelerated share repurchase programs – The Company has established accelerated share repurchase programs (ASRs) with financial institutions to repurchase shares of our common stock. These ASRs have been structured so that at the time of commencement, we pay a specified amount to the financial institutions and receive an initial delivery of shares. Additional shares may be received at the time of settlement. The final number of shares to be received is based on the volume weighted average price of the Company's common stock during the ASR term, less a discount and subject to potential adjustments pursuant to the terms of such ASR.

On February 18, 2025, the Company received 4,815,022 shares of its common stock repurchased under ASRs for an aggregate of $1.5 billion. When the shares were received, the exchange was accounted for as an equity transaction with $1.2 billion of the aggregate amount allocated to treasury stock and the remaining $0.3 billion allocated to paid-in-surplus. This delivery of shares represents the initial and likely minimum number of shares that we may receive under the ASRs initiated in 2025. The final settlement is expected to be completed prior to the end of the third quarter of 2025.

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

TTX is a rail car pooling company that owns rail cars and intermodal wells to serve North America’s railroads. TTX assists railroads in meeting the needs of their customers by providing rail cars in an efficient, pooled environment. All railroads may utilize TTX rail cars through car hire (i.e., renting rail cars at stated rates).

UPRR had $1.9 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both March 31, 2025, and December 31, 2024. TTX car hire expense of $112 million and $102 million for the three months ended March 31, 2025 and 2024, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $74 million and $70 million at March 31, 2025, and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS
Three months ended March 31, 2025, compared to
three months ended March 31, 2024
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

Critical accounting estimates
The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting estimates are available in Item 7 of our 2024 Annual Report on Form 10-K. During the first three months of 2025, there have not been any significant changes with respect to our critical accounting estimates.
RESULTS OF OPERATIONS
Quarterly summary
The Company reported earnings of $2.70 per diluted share on net income of $1.6 billion and an operating ratio of 60.7% in the first quarter of 2025 compared to earnings of $2.69 per diluted share on net income of $1.6 billion and an operating ratio of 60.7% for the first quarter of 2024. Freight revenues increased 1% in the first quarter of 2025 compared to the same period in 2024 driven by a 7% volume increase and core pricing gains, largely offset by unfavorable business mix (for example, a relative increase in international intermodal shipments, which have a lower average revenue per car (ARC)), lower fuel surcharge revenues, and one less day due to leap year in 2024. Volume increases were primarily driven by international intermodal and coal, partially offset by weaker demand for automotive and decreased petroleum product shipments.

Second half of 2024's operating momentum continued as we ran a fluid network in the first quarter of 2025 while handling 7% more volume than last year, including elevated international intermodal business, which was 33% more than first quarter of 2024. Terminal dwell and freight car velocity are key indicators of that fluidity, both improving 6% compared to last year. We continue to utilize our resources effectively as locomotive productivity improved 1% and workforce productivity improved 9% year-over-year. Manifest service performance index and train length improved from the first quarter of 2024, while intermodal service performance index was essentially flat.

Operating expenses decreased slightly compared to the first quarter of 2024 due to productivity and lower fuel prices. These decreases were partially offset by volume-related costs, inflation, and higher depreciation. Operating income of $2.4 billion and operating ratio of 60.7% remained unchanged from last year, despite the business mix, fuel price impact, and having one less day in 2025.

Operating revenues
Millions, for the three months ended March 31,	2025	2024	Change %
Freight revenues	$5,691	$5,616	1%
Other subsidiary revenues	194	217	(11)
Accessorial revenues	118	174	(32)
Other	24	24	-
Total	$6,027	$6,031	-%
We generate freight revenues by transporting products from our three commodity groups. Freight revenues vary with volumes (carloads) and ARC. Changes in price, traffic mix, and fuel surcharges drive ARC. Customer incentives, which are primarily provided for shipping to/from specific locations or based on cumulative volumes, are recorded as a reduction to operating revenues. Customer incentives that include variable consideration based on cumulative volumes are estimated using the expected value method, which is based on available historical, current, and forecasted volumes, and recognized as the related performance obligation is satisfied. We recognize freight revenues over time as shipments move from origin to destination. The allocation of revenues between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred.

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

Freight revenues increased 1% in the first quarter of 2025 compared to the same period in 2024 driven by a 7% increase in volumes and core pricing gains, largely offset by unfavorable business mix (for example, a relative increase in international intermodal shipments, which have a lower ARC), lower fuel surcharge revenues, and one less day due to leap year in 2024. Volume increases were primarily driven by international intermodal and coal, partially offset by weaker demand for automotive and decreased petroleum product shipments.

Each of our commodity groups includes revenues from fuel surcharges. Freight revenues from fuel surcharge programs decreased $100 million to $565 million in the first quarter of 2025 compared to $665 million in the same period of 2024 due to lower fuel prices and the lag impact on fuel prices (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries), partially offset by higher volumes.

Other subsidiary revenues decreased in the first quarter of 2025 compared to 2024 primarily driven by the partial transfer of our commuter operations to Metra and a weaker demand for intermodal shipments at our subsidiary that brokers intermodal and transload logistics services. Accessorial revenues decreased in the first quarter of 2025 compared to 2024 driven by lower intermodal accessorial revenues as a result of our intermodal equipment sale and a one-time contract settlement recognized in the first quarter of 2024.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight revenues
Millions, for the three months ended March 31,	2025	2024	Change %
Grain & grain products	$950	$943	1%
Fertilizer	210	201	4
Food & refrigerated	260	285	(9)
Coal & renewables	416	388	7
Bulk	1,836	1,817	1
Industrial chemicals & plastics	607	572	6
Metals & minerals	521	515	1
Forest products	321	338	(5)
Energy & specialized markets	633	679	(7)
Industrial	2,082	2,104	(1)
Automotive	581	611	(5)
Intermodal	1,192	1,084	10
Premium	1,773	1,695	5
Total	$5,691	$5,616	1%

Revenue carloads
Thousands, for the three months ended March 31,	2025	2024	Change %
Grain & grain products	214	210	2%
Fertilizer	49	47	4
Food & refrigerated	43	46	(7)
Coal & renewables	185	177	5
Bulk	491	480	2
Industrial chemicals & plastics	169	164	3
Metals & minerals	174	170	2
Forest products	51	53	(4)
Energy & specialized markets	143	154	(7)
Industrial	537	541	(1)
Automotive	195	207	(6)
Intermodal [a]	874	739	18
Premium	1,069	946	13
Total	2,097	1,967	7%

Average revenue per car
For the three months ended March 31,	2025	2024	Change %
Grain & grain products	$4,434	$4,494	(1%)
Fertilizer	4,339	4,271	2
Food & refrigerated	6,058	6,231	(3)
Coal & renewables	2,250	2,189	3
Bulk	3,744	3,787	(1)
Industrial chemicals & plastics	3,601	3,486	3
Metals & minerals	2,986	3,030	(1)
Forest products	6,264	6,297	(1)
Energy & specialized markets	4,433	4,416	-
Industrial	3,877	3,886	-
Automotive	2,971	2,947	1
Intermodal [a]	1,364	1,468	(7)
Premium	1,658	1,792	(7)
Average	$2,714	$2,855	(5%)
[a]For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. Freight revenues from bulk shipments increased in the first quarter of 2025 compared to 2024 due to core pricing gains and a 2% volume increase, partially offset by business mix from increased coal shipments and lower fuel surcharge revenues. The volume increase was driven by higher demand for coal used in electricity generation, due to colder weather and higher natural gas prices, and strength in export grain and grain products from increased soybean crush production and strong ethanol demand.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments decreased in the first quarter of 2025 compared to 2024 due to business mix from decreased soda ash and lumber shipments, lower fuel surcharge revenues, and volume declines, partially offset by core pricing gains. Volume decreases in first quarter of 2025 compared to 2024 were driven by decreased shipments of petroleum due to business losses, a weaker global soda ash market, and a soft housing market along with ongoing tariff uncertainties that drove declines in lumber. Partially offsetting some of the volume declines was strength in rock, industrial chemicals, and plastics.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenues increased in the first quarter of 2025 compared to 2024 due to a 13% rise in volume and core pricing gains, partially offset by business mix and lower fuel surcharge revenues. The volume increase was primarily due to continued elevated U.S. West Coast imports in the first quarter of 2025, reflecting a 33% increase compared to the first quarter of 2024. In addition, business development efforts in domestic intermodal contributed to year-over-year volume growth. Automotive shipments decreased in the first quarter of 2025 compared to 2024 due to reduced production and tariff uncertainties, which offset some of the volume gains from intermodal shipments.

Mexico business – Freight revenues from each of our commodity groups includes revenues from shipments to and from Mexico, which decreased 9% to $719 million in the first quarter of 2025 compared to 2024 driven by a 5% volume decline and a 4% decrease in ARC. Volume declines were driven by lower automotive shipments in both parts and finished vehicles.

Operating expenses
Millions, for the three months ended March 31,	2025	2024	Change %
Compensation and benefits	1,212	1,223	(1%)
Purchased services and materials	631	613	3
Depreciation	610	594	3
Fuel	603	658	(8)
Equipment and other rents	241	216	12
Other	359	355	1
Total	$3,656	$3,659	-%
Operating expenses decreased slightly in the first quarter of 2025 compared to 2024 driven by productivity and lower fuel prices. These decreases were partially offset by volume-related costs, inflation, and higher depreciation.

Compensation and benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. For the first quarter of 2025, expense decreased 1% compared to 2024 due to lower employee levels, partially offset by wage inflation.

Purchased services and materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expense incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expense; and tools and supplies. Purchased services and materials increased 3% in the first quarter of 2025 compared to 2024, driven by inflation, volume-related costs (including an increase in our active locomotive fleet), and a 2024 favorable contract settlement, partially offset by decreased volume-related drayage costs incurred at one of our subsidiaries.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense was up 3% for the first quarter of 2025 compared to 2024, driven by a higher depreciable asset base.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense decreased in the first quarter of 2025 compared to the same period in 2024 driven by a decrease in locomotive diesel fuel prices and a 1% improvement in the fuel consumption rate (computed as gallons of fuel consumed divided by gross ton-miles

in thousands), partially offset by an increase in gross ton-miles. Locomotive diesel fuel prices averaged $2.51 and $2.81 per gallon (including taxes and transportation costs) in the first quarter of 2025 and 2024, respectively.

Equipment and other rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expense, offset by equity income from certain equity method investments. Equipment and other rents expense increased 12% in the first quarter of 2025 compared to 2024, driven by increased car hire for auto racks, inflation, and increased demand in business (mainly intermodal) utilizing freight cars owned by others, partially offset by a reduction in equipment leases.

Other – Other expense includes state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental remediation; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other expense increased 1% in the first quarter of 2025 compared to 2024, driven by higher costs associated with destroyed equipment, partially offset by lower bad debt expense and environmental remediation costs.

Non operating items
Millions, for the three months ended March 31,	2025	2024	Change %
Other income, net	$78	$92	(15)%
Interest expense	(322)	(324)	(1)
Income tax expense	(501)	(499)	-
Other income, net – Other income decreased in the first quarter of 2025 compared to 2024. See Note 6 to the Condensed Consolidated Financial Statements, Item 1, for additional detail.

Interest expense – Interest expense decreased in the first quarter of 2025 compared to 2024 due to a decreased weighted-average debt level of $31.9 billion in 2025 compared to $32.3 billion in 2024, partially offset by a slightly higher effective interest rate of 4.1% in 2025 compared to 4.0% in 2024.

Income tax expense – Income tax expense was essentially flat in the first quarter of 2025 compared to 2024. Our effective tax rates for the first quarter 2025 and 2024 were 23.6% and 23.3%, respectively.
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

Railroad performance measures are included in the table below:

For the three months ended March 31,	2025	2024	Change %
Gross ton-miles (GTMs) (billions)	212.8	206.0	3%
Revenue ton-miles (billions)	104.0	101.3	3
Freight car velocity (daily miles per car) [a]	215	203	6
Average train speed (miles per hour) [a]	23.7	24.1	(2)
Average terminal dwell time (hours) [a]	22.1	23.5	(6)
Locomotive productivity (GTMs per horsepower day)	136	135	1
Train length (feet)	9,490	9,287	2
Intermodal service performance index (%)	94	95	(1)pts
Manifest service performance index (%)	93	87	6pts
Workforce productivity (car miles per employee)	1,091	1,000	9
Total employees (average)	30,146	31,052	(3)
Operating ratio (%)	60.7	60.7	-pts
[a]As reported to the STB.
Gross and revenue ton-miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of rate miles. Both gross ton-miles and revenue ton-miles increased 3%, in the first quarter of 2025 compared to 2024, while carloadings increased 7% in the first quarter of 2025 compared to 2024. Changes in business mix drove the year-over-year variances between gross ton-miles, revenue ton-miles, and carloads due to increased international intermodal shipments that are generally lighter.
Freight car velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Freight car velocity increased 6% in the first quarter of 2025 compared to 2024 driven by a 6% improvement in terminal dwell.
Locomotive productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower available. Locomotive productivity increased 1% in the first quarter of 2025 compared to 2024 driven by improved network fluidity and asset utilization despite the increase in active fleet to handle the additional volumes.
Train length – Train length is the average maximum train length on a route measured in feet. Our train length increased 2% in the first quarter of 2025 compared to 2024 due to train length improvement initiatives and increases in international intermodal shipments.
Service performance index (SPI) – SPI is a ratio of the service customers are currently receiving relative to the best monthly performance over the last three years. Measuring our performance relative to a historical benchmark demonstrates our focus on continuously improving service for our customers. Our SPI is calculated for intermodal and manifest products. Intermodal SPI was essentially flat in the first quarter of 2025 compared to 2024, while handling 18% more volume. Manifest SPI improved 6 points in the first quarter of 2025 compared to 2024 driven by improved network fluidity.
Workforce productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 9% in the first quarter of 2025 as average daily car miles increased 6% and employees decreased 3% compared to 2024. In the first quarter of 2025, we continued to adjust our active train, engine, and yard (TE&Y) workforce to enable responsiveness in an ever-changing demand and operating environment. As a result, we were able to handle 7% more volume with 1% fewer active TE&Y employees.
Operating ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. Our operating ratio of 60.7% for the first quarter of 2025 was consistent with 2024 driven by core pricing gains and productivity initiatives, offset by the year-over-year impact of the business mix, inflation, the year-over-year impact from lower fuel prices, and other costs.

Debt / net income
Millions, except ratios for the trailing twelve months ended [1]	Mar. 31, 2025	Dec. 31, 2024
Debt	$32,842	$31,192
Net income	6,732	6,747
Debt / net income	4.9	4.6

Adjusted debt / adjusted EBITDA
Millions, except ratios for the trailing twelve months ended [1]	Mar. 31, 2025	Dec. 31, 2024
Net income	$6,732	$6,747
Add:
Income tax expense	2,049	2,047
Depreciation	2,414	2,398
Interest expense	1,267	1,269
EBITDA	$12,462	$12,461
Adjustments:
Other income, net	(336)	(350)
Interest on operating lease liabilities [2]	40	48
Adjusted EBITDA (a)	$12,166	$12,159
Debt	$32,842	$31,192
Operating lease liabilities	1,062	1,271
Adjusted debt (b)	$33,904	$32,463
Adjusted debt / adjusted EBITDA (b/a)	2.8	2.7
[1]The trailing twelve months income statement information ended March 31, 2025, is recalculated by taking the twelve months ended December 31, 2024, subtracting the three months ended March 31, 2024, and adding the three months ended March 31, 2025.
[2]Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

Adjusted debt (total debt plus operating lease liabilities plus after-tax unfunded pension and OPEB (other post-retirement benefit) obligations) to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is debt to net income ratio. The tables above provide reconciliations from net income to adjusted EBITDA, debt to adjusted debt, and debt to net income to adjusted debt to adjusted EBITDA. At both March 31, 2025, and December 31, 2024, the incremental borrowing rate on operating leases was 3.8%. Pension and OPEB were funded at March 31, 2025, and December 31, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Financial condition

Cash flows
Millions, for the three months ended March 31,	2025	2024
Cash provided by operating activities	$2,210	$2,122
Cash used in investing activities	(938)	(802)
Cash used in financing activities	(878)	(1,451)
Net change in cash, cash equivalents, and restricted cash	$394	$(131)

Operating activities
Cash provided by operating activities increased slightly in the first three months of 2025 compared to the same period of 2024.

Investing activities
Cash used in investing activities increased in the first three months of 2025 compared to the same period of 2024 driven by the timing of capital investments.

The table below details cash capital investments:

Millions, for the three months ended March 31,	2025	2024
Rail and other track material	$118	$124
Ties	141	100
Ballast	43	35
Other [a]	127	120
Total road infrastructure replacements	429	379
Line expansion and other capacity projects	48	40
Commercial facilities	77	38
Total capacity and commercial facilities	125	78
Locomotives and freight cars [b]	257	246
Technology and other	95	94
Total cash capital investments [c]	$906	$797
[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]Locomotives and freight cars include early lease buyouts of $127 million in 2025 and $96 million in 2024.
[c]Weather-related damages for the three months ended March 31, 2025 and 2024, are immaterial.
Capital plan
In 2025, we expect our capital plan to be approximately $3.4 billion, consistent with 2024. We plan to continue to make investments to support our growth strategy, improve the safety, resiliency, and operational efficiency of the network, harden our infrastructure, and replace older assets, including modernization of our locomotive fleet and acquiring freight cars to support replacement and growth opportunities. In addition, the plan includes investments in growth-related projects to drive more carloads to the network and enhance productivity. This includes siding construction and extension projects, terminal investments supporting our manifest network, and investments in certain ramps to efficiently handle volumes from new and existing intermodal customers. The capital plan may be revised if business conditions warrant or if laws or regulations affect our ability to generate sufficient returns on these investments.

Financing activities
Cash used in financing activities decreased in the first three months of 2025 compared to the same period of 2024 driven by an increase of debt issued and less debt repaid, partially offset by more share repurchases, including entering into accelerated share repurchase programs.

See Note 13 of the Condensed Consolidated Financial Statements, Item 1, for a description of all our outstanding financing arrangements and significant new borrowings and Note 15 of the Condensed Consolidated Financial Statements, Item 1, for a description of our share repurchase programs.

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

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions, for the three months ended March 31,	2025	2024
Cash provided by operating activities	$2,210	$2,122
Cash used in investing activities	(938)	(802)
Dividends paid	(804)	(795)
Free cash flow	$468	$525
The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions, except percentages, for the three months ended March 31,	2025	2024
Cash provided by operating activities	$2,210	$2,122
Cash used in capital investments	(906)	(797)
Total (a)	$1,304	$1,325
Net income (b)	$1,626	$1,641
Cash flow conversion rate (a/b)	80%	81%
Current liquidity status
We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volumes.

During the first quarter of 2025, we generated $2.2 billion of cash provided by operating activities, paid our quarterly dividend, and repurchased $1.4 billion worth of shares under our share repurchase programs, including entering into accelerated share repurchase programs for $1.5 billion ($1.2 billion assigned to the initial delivery of shares). On March 31, 2025, we had $1.4 billion of cash and cash equivalents, $2.0 billion of credit available under our revolving credit facility, and up to $800 million undrawn on the Receivables Facility. In January 2025, we redeemed all $350 million of outstanding 3.25% notes due January 15, 2025. In February 2025, we issued $2.0 billion of debt (see Note 13 to the Condensed Consolidated Financial Statements, Item 1). We have been, and we expect to continue to be, in compliance with our debt covenants.

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
The following table identifies material contractual obligations as of March 31, 2025:

		Apr. 1, through Dec. 31, 2025	Payments Due by Dec. 31,
Millions	Total		2026	2027	2028	2029	After 2029
Debt [a]	$61,298	$1,874	$2,724	$2,455	$2,402	$2,360	$49,483
Purchase obligations [b]	1,790	568	621	264	195	134	8
Operating leases [c]	1,176	182	268	219	171	123	213
Other post-retirement benefits [d]	368	29	39	38	38	38	186
Finance lease obligations [e]	136	23	42	36	14	21	-
Total contractual obligations	$64,768	$2,676	$3,694	$3,012	$2,820	$2,676	$49,890
[a]Excludes finance lease obligations of $124 million as well as unamortized discount and deferred issuance costs of ($1,707) million. Includes an interest component of $26,873 million.
[b]Purchase obligations include locomotive maintenance contracts; purchase commitments for ties, ballast, and rail; and agreements to purchase other goods and services.
[c]Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $114 million.
[d]Includes estimated other post-retirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.
[e]Represents total obligations, including interest component of $12 million.
OTHER MATTERS
Asserted and unasserted claims – See Note 14 to the Condensed Consolidated Financial Statements, Item 1.

Indemnities – See Note 14 to the Condensed Consolidated Financial Statements, Item 1.
CAUTIONARY INFORMATION
Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, statements and information set forth under the captions “Liquidity and Capital Resources” regarding our capital plan, share repurchase programs, contractual obligations, and "Other Matters" in this Item 2 of Part I. Forward-looking statements and information also include any other statements or information in this report (including information incorporated herein by reference) regarding: potential impacts of public health crises, including pandemics, epidemics, and the outbreak of other contagious disease, such as the coronavirus and its variant strains (COVID); the Russia-Ukraine and Israel-Hamas wars and other geopolitical tensions in the Middle East, and any impacts on our business operations, financial results, liquidity, and financial position, and on the world economy (including customers, employees, and supply chains), including as a result of fluctuations in volumes and carloadings; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations as to hiring challenges; availability of employees; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications (including those discussed in response to increased traffic); expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, aspirations, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; estimates and expectations regarding current or potential tariffs; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, cyber-attacks or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” and similar words, phrases, or expressions.

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

The Risk Factors in Item 1A of our 2024 Annual Report on Form 10-K, filed February 7, 2025, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in any forward-looking statements or information. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q, Form 8-K, or subsequent Form 10-K. All forward-looking statements are qualified by, and should be read in conjunction with, these Risk Factors.

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
AVAILABLE INFORMATION
Our Internet website is www.up.com. We make available free of charge on our website (under the “Investors” caption link) our Annual Reports on Form 10-K; our Quarterly Reports on Form 10-Q; our current reports on Form 8-K; our proxy statements; Forms 3, 4, and 5, filed on behalf of directors and certain executive officers; and amendments to such reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the Exchange Act). We provide these reports and statements as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available on our website previously filed SEC reports and exhibits via a link to EDGAR on the SEC’s Internet site at www.sec.gov. We provide these previously filed reports as a convenience and their contents reflect only information that was true and correct as of the date of the report. We assume no obligation to update this historical information. Additionally, our corporate governance materials, including By-Laws, Board Committee charters, governance guidelines and policies, and codes of conduct and ethics for directors, officers, and employees are available on our website. From time to time, the corporate governance materials on our website may be updated as necessary to comply with rules issued by the SEC and the New York Stock Exchange or as desirable to promote the effective and efficient governance of our Company. Any security holder wishing to receive, without charge, a copy of any of our SEC filings or corporate governance materials should send a written request to: Secretary, Union Pacific Corporation, 1400 Douglas Street, Omaha, NE 68179.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2024 Annual Report on Form 10-K.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings, claims, and litigation that occur in connection with our business. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information and, when necessary, we seek input from our third-party advisors when making these assessments. Consistent with SEC rules and requirements, we describe below material pending legal proceedings (other than ordinary routine litigation incidental to our business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $1,000,000), and such other pending matters that we may determine to be appropriate. See also Note 14 to the Condensed Consolidated Financial Statements, Item 1.

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

Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Environmental, Item 7, and Note 17 of the Financial Statements and Supplementary Data, Item 8, of our 2024 Annual Report on Form 10-K.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the risk factors disclosed in our Form 10-K for the year ended December 31, 2024. These risks could materially and adversely affect our business, financial condition, results of operations (including revenues and profitability), and/or stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities – The following table presents common stock repurchases during each month for the first quarter of 2025:

Period	Total number of shares purchased [a]	Average price paid per share [b]	Total number of shares purchased as part of a publicly announced plan or program [c]	Maximum number of shares that may be purchased under current authority [d]
Jan. 1 through Jan. 31	201,260	$251.17	198,682	73,890,179
Feb. 1 through Feb. 28	5,305,408	251.19	5,222,504	68,667,675
Mar. 1 through Mar. 31	329,745	237.61	324,415	68,343,260
Total	5,836,413	$250.42	5,745,601	N/A
[a]Total number of shares purchased during the quarter includes 90,812 shares delivered or attested to UPC by employees to pay stock option exercise prices and satisfy tax withholding obligations for stock option exercises or vesting of retention units or retention shares.
[b]The average price of the initial settlement of the 2025 accelerated share repurchase program was $251.73.
[c]Total number of shares purchased as part of a publicly announced plan or program includes 4,815,022 shares repurchased in February under ASRs.
[d]Effective April 1, 2022, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2025. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing, manner, and amount of these transactions.
See Note 15 to the Condensed Consolidated Financial Statements, Item 1, for additional information.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On February 10, 2025, Kenny G. Rocker, Executive Vice President - Marketing and Sales, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 41,397 shares of Union Pacific Corporation common stock, of which 41,397 are to be acquired upon the exercise of vested stock options, between May 12, 2025, and May 8, 2026, subject to certain conditions.

On February 10, 2025, Jennifer L. Hamann, Executive Vice President and Chief Financial Officer, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 2,000 shares of Union Pacific Corporation common stock between May 13, 2025, and January 13, 2026, subject to certain conditions.
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

101
The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2025 (filed with the SEC on April 24, 2025), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended March 31, 2025, and 2024, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2025, and 2024, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2025, and December 31, 2024, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2025, and 2024, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2025, and 2024, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).

Incorporated by Reference

3(a)
Restated Articles of Incorporation of UPC, as amended and restated through June 27, 2011, and as further amended May 15, 2014, are incorporated herein by reference to Exhibit 3(a) to the Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

3(b)	By-Laws of UPC, as amended, effective November 19, 2015, are incorporated herein by reference to Exhibit 3.2 to the Corporation’s Current Report on Form 8-K dated November 19, 2015.

4(a)	Form of 5.100% Note due 2035 is incorporated by reference to Exhibit 4.1 to the Corporation's Current Report on Form 8-K dated February 13, 2025.

4(b)	Form of 5.600% Note due 2054 is incorporated by reference to Exhibit 4.2 to the Corporation's Current Report on Form 8-K dated February 13, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 24, 2025

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Todd M. Rynaski
Todd M. Rynaski
Senior Vice President and
Chief Accounting, Risk, and Compliance Officer
(Principal Accounting Officer)