Form 10-Q
period 2025-06-30
UNION PACIFIC CORP
filed 2025-07-24
CIK 100885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
☐ Yes ☑ No
As of July 18, 2025, there were 593,043,666 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION
AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except per share amounts, for the three months ended June 30,	2025	2024
Operating revenues:
Freight revenues	$5,843	$5,638
Other revenues	311	369
Total operating revenues	6,154	6,007
Operating expenses:
Compensation and benefits	1,249	1,187
Purchased services and materials	642	644
Depreciation	613	596
Fuel	576	625
Equipment and other rents	230	219
Other	319	336
Total operating expenses	3,629	3,607
Operating income	2,525	2,400
Other income, net (Note 6)	123	103
Interest expense	(335)	(319)
Income before income taxes	2,313	2,184
Income tax expense (Note 7)	(437)	(511)
Net income	$1,876	$1,673
Share and per share (Note 8):
Earnings per share - basic	$3.16	$2.75
Earnings per share - diluted	$3.15	$2.74
Weighted average number of shares - basic	594.1	609.4
Weighted average number of shares - diluted	594.8	610.3
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the three months ended June 30,	2025	2024
Net income	$1,876	$1,673
Other comprehensive income/(loss):
Defined benefit plans	(2)	-
Foreign currency translation	30	4
Unrealized gain on derivative instruments	-	-
Total other comprehensive income/(loss) [a]	28	4
Comprehensive income	$1,904	$1,677
[a]Net of deferred taxes of ($1.7) million and $0.0 million during the three months ended June 30, 2025 and 2024, respectively.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except per share amounts, for the six months ended June 30,	2025	2024
Operating revenues:
Freight revenues	$11,534	$11,254
Other revenues	647	784
Total operating revenues	12,181	12,038
Operating expenses:
Compensation and benefits	2,461	2,410
Purchased services and materials	1,273	1,257
Depreciation	1,223	1,190
Fuel	1,179	1,283
Equipment and other rents	471	435
Other	678	691
Total operating expenses	7,285	7,266
Operating income	4,896	4,772
Other income, net (Note 6)	201	195
Interest expense	(657)	(643)
Income before income taxes	4,440	4,324
Income tax expense (Note 7)	(938)	(1,010)
Net income	$3,502	$3,314
Share and per share (Note 8):
Earnings per share - basic	$5.86	$5.44
Earnings per share - diluted	$5.85	$5.43
Weighted average number of shares - basic	597.5	609.3
Weighted average number of shares - diluted	598.4	610.3
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the six months ended June 30,	2025	2024
Net income	$3,502	$3,314
Other comprehensive income/(loss):
Defined benefit plans	1	1
Foreign currency translation	30	7
Unrealized gain on derivative instruments	-	-
Total other comprehensive income/(loss) [a]	31	8
Comprehensive income	$3,533	$3,322
[a]Net of deferred taxes of ($1.9) million and ($0.1) million during the six months ended June 30, 2025 and 2024, respectively.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except share and per share amounts	Jun. 30, 2025	Dec. 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,060	$1,016
Accounts receivable, net (Note 10)	1,915	1,894
Materials and supplies	774	769
Other current assets	434	342
Total current assets	4,183	4,021
Investments	2,785	2,664
Properties, net (Note 11)	59,017	58,343
Operating lease assets	1,193	1,297
Other assets	1,398	1,390
Total assets	$68,576	$67,715
Liabilities and common shareholders' equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,930	$3,829
Debt due within one year (Note 14)	2,522	1,425
Total current liabilities	6,452	5,254
Debt due after one year (Note 14)	30,291	29,767
Operating lease liabilities	831	925
Deferred income taxes	13,029	13,151
Other long-term liabilities	1,715	1,728
Commitments and contingencies (Note 15)
Total liabilities	52,318	50,825
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,113,174,759 and
1,113,018,733 issued; 593,009,409 and 604,241,260 outstanding, respectively	2,783	2,783
Paid-in-surplus	5,505	5,334
Retained earnings	67,532	65,628
Treasury stock	(58,870)	(56,132)
Accumulated other comprehensive loss (Note 9)	(692)	(723)
Total common shareholders' equity	16,258	16,890
Total liabilities and common shareholders' equity	$68,576	$67,715
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the six months ended June 30,	2025	2024
Operating activities
Net income	$3,502	$3,314
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,223	1,190
Deferred and other income taxes	(123)	43
Other operating activities, net	(43)	(68)
Changes in current assets and liabilities:
Accounts receivable, net	(21)	(45)
Materials and supplies	(5)	(64)
Other current assets	(49)	(127)
Accounts payable and other current liabilities	(203)	(13)
Income and other taxes	262	(197)
Cash provided by operating activities	4,543	4,033
Investing activities
Capital investments	(1,842)	(1,699)
Other investing activities, net	3	107
Cash used in investing activities	(1,839)	(1,592)
Financing activities
Share repurchase programs (Note 16)	(2,679)	(100)
Debt issued (Note 14)	1,995	800
Dividends paid	(1,599)	(1,588)
Debt repaid	(409)	(1,807)
Net Issued/(paid) commercial paper (Note 14)	-	297
Other financing activities, net	43	30
Cash used in financing activities	(2,649)	(2,368)
Net change in cash, cash equivalents, and restricted cash	55	73
Cash, cash equivalents, and restricted cash at beginning of year	1,028	1,074
Cash, cash equivalents, and restricted cash at end of period	$1,083	$1,147
Supplemental cash flow information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$157	$173
Cash paid during the period for:
Income taxes, net of refunds	$(785)	$(1,146)
Interest, net of amounts capitalized	(610)	(635)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$1,060	$1,137
Restricted cash equivalents in other current assets	18	2
Restricted cash equivalents in other assets	5	8
Total cash, cash equivalents, and restricted cash equivalents per above	$1,083	$1,147
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions	Common shares	Treasury shares	Common shares	Paid-in-surplus	Retained earnings	Treasury stock	AOCI [a]	Total
Balance at April 1, 2024	1,113.0	(503.0)	$2,783	$5,213	$62,940	$(54,661)	$(610)	$15,665
Net income			-	-	1,673	-	-	1,673
Other comprehensive income/(loss)			-	-	-	-	4	4
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.2	-	36	-	15	-	51
Share repurchase programs (Note 16)	-	(0.5)	-	-	-	(111)	-	(111)
Dividends declared ($1.30 per share)	-	-	-	-	(793)	-	-	(793)
Balance at June 30, 2024	1,113.0	(503.3)	$2,783	$5,249	$63,820	$(54,757)	$(606)	$16,489

Balance at April 1, 2025	1,113.2	(514.2)	$2,783	$5,075	$66,450	$(57,549)	$(720)	$16,039
Net income			-	-	1,876	-	-	1,876
Other comprehensive income/(loss)			-	-	-	-	28	28
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.1	-	47	-	15	-	62
Share repurchase programs (Note 16)	-	(6.1)	-	383	-	(1,336)	-	(953)
Dividends declared ($1.34 per share)	-	-	-	-	(794)	-	-	(794)
Balance at June 30, 2025	1,113.2	(520.2)	$2,783	$5,505	$67,532	$(58,870)	$(692)	$16,258

Millions	Common shares	Treasury shares	Common shares	Paid-in-surplus	Retained earnings	Treasury stock	AOCI [a]	Total
Balance at January 1, 2024	1,112.9	(503.2)	$2,782	$5,193	$62,093	$(54,666)	$(614)	$14,788
Net income			-	-	3,314	-	-	3,314
Other comprehensive income/(loss)			-	-	-	-	8	8
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.1	0.4	1	56	-	20	-	77
Share repurchase programs (Note 16)	-	(0.5)	-	-	-	(111)	-	(111)
Dividends declared ($2.60 per share)	-	-	-	-	(1,587)	-	-	(1,587)
Balance at June 30, 2024	1,113.0	(503.3)	$2,783	$5,249	$63,820	$(54,757)	$(606)	$16,489

Balance at January 1, 2025	1,113.0	(508.8)	$2,783	$5,334	$65,628	$(56,132)	$(723)	$16,890
Net income			-	-	3,502	-	-	3,502
Other comprehensive income/(loss)			-	-	-	-	31	31
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.5	-	88	-	39	-	127
Share repurchase programs (Note 16)	-	(11.9)	-	83	-	(2,777)	-	(2,694)
Dividends declared ($2.68 per share)	-	-	-	-	(1,598)	-	-	(1,598)
Balance at June 30, 2025	1,113.2	(520.2)	$2,783	$5,505	$67,532	$(58,870)	$(692)	$16,258
[a]AOCI = accumulated other comprehensive income/loss (Note 9)
[b]ESPP = employee stock purchase plan
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

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
1. Basis of Presentation
Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2024 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2024, is derived from audited financial statements. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results for the entire year ending December 31, 2025.

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

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Freight revenues from each of our commodity groups, as described in the table below, includes revenues from shipments to and from Mexico, which amounted to $751 million and $744 million for the three months ended June 30, 2025 and 2024, respectively, and $1.5 billion for both the six months ended June 30, 2025 and 2024.

Our significant segment expenses as monitored by the CODM are shown in the table below. This breakout of revenues and expenses is used by the CODM to monitor and assess the financial performance of our rail network by comparing actual results to prior years and plans.

	Three months ended June 30,		Six months ended June 30,
Millions	2025	2024	2025	2024
Bulk	$1,901	$1,721	$3,737	$3,538
Industrial	2,212	2,123	4,294	4,227
Premium	1,730	1,794	3,503	3,489
Total freight revenues	$5,843	$5,638	$11,534	$11,254
Other subsidiary revenues	181	212	375	429
Accessorial revenues	107	131	225	305
Other	23	26	47	50
Total operating revenues	$6,154	$6,007	$12,181	$12,038
Operating [a]	1,685	1,678	3,369	3,339
Administrative [a]	188	189	381	380
Locomotive fuel	563	610	1,154	1,255
Other segment items [b]	580	534	1,158	1,102
Depreciation	613	596	1,223	1,190
Other income, net	(123)	(103)	(201)	(195)
Interest expense	335	319	657	643
Income tax expense	437	511	938	1,010
Net income	$1,876	$1,673	$3,502	$3,314
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

Information regarding stock-based compensation expense appears in the table below:

	Three months ended June 30,		Six months ended June 30,
Millions	2025	2024	2025	2024
Stock-based compensation, before tax:
Stock options	$7	$5	$13	$9
Retention awards	26	18	48	35
ESPP [a]	4	5	10	10
Total stock-based compensation, before tax	$37	$28	$71	$54
Excess income tax benefits from equity compensation plans	$1	$1	$8	$10
[a]Effective with the June 10, 2025, purchase (for employee services rendered in May 2025), the Company match was changed from 40% to 20% of amounts contributed by the employee up to a maximum employee contribution of 5% of monthly salary (limited to $15,000 annually).

Stock options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. At June 30, 2025, outstanding stock options are not subject to performance or market-based vesting conditions.

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

A summary of stock option activity during the six months ended June 30, 2025, is presented below:

	Options (thous.)	Weighted-average exercise price	Weighted-average remaining contractual term (in yrs.)	Aggregate intrinsic value (millions)
Outstanding at January 1, 2025	1,981	$195.81	5.8	$74
Granted	423	243.51	N/A	N/A
Exercised	(250)	164.18	N/A	N/A
Forfeited or expired	(18)	238.86	N/A	N/A
Outstanding at June 30, 2025	2,136	$208.60	6.1	$61
Vested or expected to vest at June 30, 2025	2,115	$208.33	6.0	$61
Options exercisable at June 30, 2025	1,438	$193.92	4.7	$58
At June 30, 2025, there was $22 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.1 years. Additional information regarding stock option exercises appears in the following table:

	Three months ended June 30,		Six months ended June 30,
Millions	2025	2024	2025	2024
Intrinsic value of stock options exercised	$1	$4	$21	$16
Cash received from option exercises	5	9	46	24
Treasury shares repurchased for employee payroll taxes	(1)	(1)	(7)	(5)
Income tax benefit realized from option exercises	1	1	3	4
Aggregate grant-date fair value of stock options vested	-	-	16	15
Retention awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 4 years, and have dividends and dividend equivalents paid to participants during the vesting periods.

Changes in our retention awards during the six months ended June 30, 2025, were as follows:

	Shares (thous.)	Weighted-average grant-date fair value
Nonvested at January 1, 2025	915	$222.50
Granted	229	243.48
Vested	(224)	204.78
Forfeited	(20)	229.95
Nonvested at June 30, 2025	900	$232.08

At June 30, 2025, there was $88 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.2 years

Performance stock unit awards – In February 2025, our Board of Directors approved performance stock unit grants. This plan is based on performance targets for annual return on invested capital (ROIC) and operating income growth (OIG) compared to companies in the S&P 100 Industrials Index plus the Class I railroads. We define ROIC as net operating profit adjusted for interest expense (including interest on average operating lease liabilities) and taxes on interest divided by average invested capital adjusted for average operating lease liabilities.

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

Changes in our performance stock unit awards during the six months ended June 30, 2025, were as follows:

	Shares (thous.)	Weighted-average grant-date fair value
Nonvested at January 1, 2025	607	$219.08
Granted	254	243.51
Vested	(70)	245.52
Unearned	(83)	244.35
Forfeited	(84)	218.12
Nonvested at June 30, 2025	624	$222.83
At June 30, 2025, there was $24 million of total unrecognized compensation expense related to nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 1.8 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.
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

The components of our net periodic pension benefit/cost were as follows:

	Three months ended June 30,		Six months ended June 30,
Millions	2025	2024	2025	2024
Service cost	$11	$14	$22	$27
Interest cost	45	46	90	92
Expected return on plan assets	(61)	(63)	(121)	(126)
Amortization of actuarial loss	2	2	4	4
Net periodic pension (benefit)/cost	$(3)	$(1)	$(5)	$(3)
Cash contributions
For the six months ended June 30, 2025, cash contributions totaled $0 to the qualified pension plans. Any contributions made during 2025 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2025, we do not have minimum cash funding requirements for 2025.
6. Other Income
Other income included the following:

	Three months ended June 30,		Six months ended June 30,
Millions	2025	2024	2025	2024
Real estate income	$102	$57	$166	$122
Interest income	16	10	30	24
Net periodic pension benefit/(costs)	14	15	27	30
Non-operating property environmental remediation and restoration	(7)	(8)	(12)	(14)
Interest from IRS refund claims	-	24	-	24
Other	(2)	5	(10)	9
Total	$123	$103	$201	$195
7. Income Taxes
In the second quarter of 2025, the state of Kansas enacted legislation modifying the corporate income tax apportionment formula for future years resulting in a $115 million reduction of our deferred tax expense.
In the second quarter of 2024, the state of Arkansas enacted legislation to reduce its corporate income tax rate for future years resulting in an $8 million reduction of our deferred tax expense.

8. Earnings Per Share
The following table provides a reconciliation between basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
Millions, except per share amounts	2025	2024	2025	2024
Net income	$1,876	$1,673	$3,502	$3,314
Weighted-average number of shares outstanding:
Basic	594.1	609.4	597.5	609.3
Dilutive effect of stock options	0.2	0.4	0.3	0.5
Dilutive effect of retention shares and units	0.5	0.5	0.6	0.5
Diluted	594.8	610.3	598.4	610.3
Earnings per share - basic	$3.16	$2.75	$5.86	$5.44
Earnings per share - diluted	$3.15	$2.74	$5.85	$5.43
Stock options excluded as their inclusion would be anti-dilutive	1.0	0.5	0.9	0.5
9. Accumulated Other Comprehensive Income/Loss
Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at April 1, 2025	$(495)	$(241)	$16	$(720)
Other comprehensive income/(loss) before reclassifications	(2)	30	-	28
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	-	-	-	-
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($1.7) million	(2)	30	-	28
Balance at June 30, 2025	$(497)	$(211)	$16	$(692)

Balance at April 1, 2024	$(483)	$(143)	$16	$(610)
Other comprehensive income/(loss) before reclassifications	-	4	-	4
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	-	-	-	-
Net quarter-to-date other comprehensive income/(loss), net of taxes of $0.0 million	-	4	-	4
Balance at June 30, 2024	$(483)	$(139)	$16	$(606)
[a]Related to interest rate swaps from equity method investments.
[b]The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at January 1, 2025	$(498)	$(241)	$16	$(723)
Other comprehensive income/(loss) before reclassifications	1	30	-	31
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	-	-	-	-
Net year-to-date other comprehensive income/(loss), net of taxes of ($1.9) million	1	30	-	31
Balance at June 30, 2025	$(497)	$(211)	$16	$(692)

Balance at January 1, 2024	$(484)	$(146)	$16	$(614)
Other comprehensive income/(loss) before reclassifications	2	7	-	9
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(1)	-	-	(1)
Net year-to-date other comprehensive income/(loss), net of taxes of ($0.1) million	1	7	-	8
Balance at June 30, 2024	$(483)	$(139)	$16	$(606)
[a]Related to interest rate swaps from equity method investments.
[b]The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.
10. Accounts Receivable
Accounts receivable include freight and other receivables reduced by an allowance for doubtful accounts. At June 30, 2025, and December 31, 2024, our accounts receivable were reduced by $5 million and $6 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At June 30, 2025, and December 31, 2024, receivables classified as other assets were reduced by allowances of $70 million and $69 million, respectively.

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

The amount recorded under the Receivables Facility was $0 at both June 30, 2025, and December 31, 2024. During the six months ended June 30, 2025, we issued $0 and repaid $0 under the Receivables Facility. The Receivables Facility was supported by $1.7 billion and $1.6 billion of accounts receivable as collateral at June 30, 2025, and December 31, 2024, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.

The outstanding amount the Railroad maintains under the Receivables Facility may fluctuate based on current cash needs. The maximum allowed under the Receivables Facility is $800 million with availability directly impacted by eligible receivables, business volume, and credit risks, including receivables payment quality measures such as default and dilution ratios. If default or dilution ratios increase one percent, the allowable outstanding amount under the Receivables Facility would not materially change.

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $1 million and $4 million for the three months ended June 30, 2025 and 2024, respectively, and $2 million and $5 million for the six months ended June 30, 2025 and 2024, respectively.

11. Properties
The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, except estimated useful life As of June 30, 2025	Cost	Accumulated depreciation	Net book value	Estimated useful life
Land	$5,450	N/A	$5,450	N/A
Road:
Rail and other track material	19,515	7,797	11,718	45
Ties	12,593	4,206	8,387	34
Ballast	6,575	2,245	4,330	34
Other roadway [a]	24,202	5,897	18,305	47
Total road	62,885	20,145	42,740	N/A
Equipment:
Locomotives	9,793	3,799	5,994	18
Freight cars	3,077	1,073	2,004	23
Work equipment and other	1,273	515	758	17
Total equipment	14,143	5,387	8,756	N/A
Technology and other	1,390	624	766	12
Construction in progress	1,305	N/A	1,305	N/A
Total	$85,173	$26,156	$59,017	N/A

Millions, except estimated useful life As of December 31, 2024	Cost	Accumulated depreciation	Net book value	Estimated useful life
Land	$5,441	N/A	$5,441	N/A
Road:
Rail and other track material	19,283	7,642	11,641	46
Ties	12,358	4,109	8,249	34
Ballast	6,495	2,182	4,313	34
Other roadway [a]	23,913	5,681	18,232	47
Total road	62,049	19,614	42,435	N/A
Equipment:
Locomotives	9,517	3,724	5,793	18
Freight cars	3,011	1,037	1,974	22
Work equipment and other [b]	1,222	482	740	17
Total equipment	13,750	5,243	8,507	N/A
Technology and other	1,431	640	791	12
Construction in progress	1,169	N/A	1,169	N/A
Total	$83,840	$25,497	$58,343	N/A
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

12. Accounts Payable and Other Current Liabilities

Millions	Jun. 30, 2025	Dec. 31, 2024
Income and other taxes payable	$910	$605
Accounts payable	815	847
Compensation-related accruals	551	618
Interest payable	407	372
Accrued casualty costs	346	319
Current operating lease liabilities	312	346
Equipment rents payable	105	109
Other	484	613
Total accounts payable and other current liabilities	$3,930	$3,829
13. Financial Instruments
Short-term investments – All of the Company's short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of both June 30, 2025, and December 31, 2024, the Company had $20 million of short-term investments, which is included in other current assets in our Condensed Consolidated Statements of Financial Position. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.

Fair value of financial instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At June 30, 2025, the fair value of total debt was $27.3 billion, approximately $5.5 billion less than the carrying value. At December 31, 2024, the fair value of total debt was $25.3 billion, approximately $5.9 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.
14. Debt
Credit facilities – At June 30, 2025, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during the six months ended June 30, 2025. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility, set to expire May 20, 2027, requires UPC to maintain an adjusted debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.

The definition of debt used for purposes of calculating the adjusted debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of the Employee Retirement Income Security Act of 1974 (ERISA), and unamortized debt discount and deferred debt issuance costs. At June 30, 2025, the Company was in compliance with the adjusted debt-to-EBITDA coverage ratio, which allows us to carry up to $47.3 billion of debt (as defined in the Facility), and we had $34.5 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.

During the six months ended June 30, 2025, we issued $0 and repaid $0 of commercial paper. At June 30, 2025, we had $0 of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

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

During the six months ended June 30, 2025, we issued the following unsecured, fixed-rate debt securities under our shelf registration:

Date	Description of securities
February 13, 2025	$1.00 billion of 5.100% Notes due February 20, 2035
$1.00 billion of 5.600% Notes due December 1, 2054

We used the net proceeds from the offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At June 30, 2025, we had remaining authority from the Board of Directors to issue up to $7.0 billion of debt securities under our shelf registration.

Receivables securitization facility – As of both June 30, 2025, and December 31, 2024, we recorded $0 of borrowings under our Receivables Facility as secured debt. (See further discussion in the "Receivables Securitization Facility" section of Note 10).
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

Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $370 million to $487 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.

Our personal injury liability activity was as follows:

Millions, for the six months ended June 30,	2025	2024
Beginning balance	$379	$383
Current year accruals	54	58
Changes in estimates for prior years	2	-
Payments	(65)	(54)
Ending balance at June 30,	$370	$387
Current portion, ending balance at June 30,	$109	$109

Environmental costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 353 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 30 sites that are the subject of actions taken by the U.S. government, including 18 that are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

Our environmental liability activity was as follows:

Millions, for the six months ended June 30,	2025	2024
Beginning balance	$268	$245
Accruals	28	78
Payments	(41)	(50)
Ending balance at June 30,	$255	$273
Current portion, ending balance at June 30,	$69	$119
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
16. Share Repurchase Programs
Effective April 1, 2025, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2028. As of June 30, 2025, we repurchased a total of 6.1 million shares of our common stock under the 2025 authorization. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing and amount of these transactions.

Our previous authorization, which was effective April 1, 2022, through March 31, 2025, was approved by our Board of Directors for up to 100 million shares of common stock. We repurchased a total of 31.7 million shares of our common stock under the 2022 authorization.

The table below represents shares repurchased under repurchase programs in the six months ended June 30, 2025 and 2024:

	Number of shares purchased		Average price paid [a]
	2025	2024	2025	2024
First quarter [b]	5,745,601	-	$250.74	$-
Second quarter [c]	6,111,558	492,320	205.06	225.96
Total	11,857,159	492,320	$227.20	$225.96
Remaining number of shares that may be repurchased under current authority				93,888,442
[a]In the period of the final settlement, the average price under the accelerated share repurchase programs (ASRs) is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2025 ASRs was $229.32.
[b]Includes 4,815,022 shares repurchased in 2025 under the ASRs at an average price $251.73.
[c]Includes an incremental 1,795,904 shares received upon final settlement in 2025 under the ASRs at an average price of $169.22.

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

Accelerated share repurchase programs – The Company has established ASRs with financial institutions to repurchase shares of our common stock. These ASRs have been structured so that at the time of commencement, we pay a specified amount to the financial institutions and receive an initial delivery of shares. Additional shares may be received at the time of settlement. The final number of shares to be received is based on the volume weighted average price of the Company's common stock during the ASR term, less a discount and subject to potential adjustments pursuant to the terms of such ASR.

On February 18, 2025, the Company received 4,815,022 shares of its common stock repurchased under ASRs for an aggregate of $1.5 billion. Upon settlement of these ASRs in the second quarter of 2025, we received 1,795,904 additional shares.

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

UPRR had $1.9 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both June 30, 2025, and December 31, 2024. TTX car hire expense of $109 million and $107 million for the three months ended June 30, 2025 and 2024, respectively, and $221 million and $209 million for the six months ended June 30, 2025 and 2024, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $71 million and $70 million at June 30, 2025, and December 31, 2024, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS
Three and six months ended June 30, 2025, compared to
three and six months ended June 30, 2024
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

Critical accounting estimates
The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting estimates are available in Item 7 of our 2024 Annual Report on Form 10-K. During the first six months of 2025, there have not been any significant changes with respect to our critical accounting estimates.
RESULTS OF OPERATIONS
Quarterly summary
The Company reported earnings of $3.15 per diluted share on net income of $1.9 billion and an operating ratio of 59.0% in the second quarter of 2025 compared to earnings of $2.74 per diluted share on net income of $1.7 billion and an operating ratio of 60.0% for the second quarter of 2024. Freight revenues increased 4% in the second quarter of 2025 compared to the same period in 2024 driven by 4% volume increases and core pricing gains, partially offset by lower fuel surcharge revenues and unfavorable business mix (for example, relative increases in shipments with a lower average revenue per car (ARC), such as coal and intermodal). Volume increases were primarily driven by coal, intermodal, grain and grain products, and industrial chemicals, partially offset by weaker demand for automotive and fertilizer.

The second quarter of 2025 continued the trajectory of improved operational performance as reflected in the key service metric results compared to 2024. Freight car velocity increased 10% and terminal dwell improved 7%, while we handled 4% more volume than last year, including an increase of 31% in coal business. We continue to utilize our resources effectively as workforce productivity improved 9% and locomotive productivity improved 5% year-over-year. Both manifest and intermodal service performance index measures improved, while train length increased 2%.

Operating expenses increased slightly compared to the second quarter of 2024 due to volume-related costs, inflation, a $55 million crew staffing agreement ratification charge, and higher depreciation. These increases were partially offset by productivity, lower fuel prices, and lower casualty costs. Compared to second quarter of last year, operating income increased 5% to $2.5 billion and operating ratio of 59.0% improved 1.0 point, reflecting top-line growth, solid operational performance, and productivity gains.

Operating revenues
	Three months ended June 30,			Six months ended June 30,
Millions	2025	2024	Change	2025	2024	Change
Freight revenues	$5,843	$5,638	4%	$11,534	$11,254	2%
Other subsidiary revenues	181	212	(15)	375	429	(13)
Accessorial revenues	107	131	(18)	225	305	(26)
Other	23	26	(12)	47	50	(6)
Total	$6,154	$6,007	2%	$12,181	$12,038	1%
We generate freight revenues by transporting products from our three commodity groups. Freight revenues vary with volume (carloads) and ARC. Changes in price, traffic mix, and fuel surcharges drive ARC. Customer incentives, which are primarily provided for shipping to/from specific locations or based on cumulative volume, are recorded as a reduction to operating revenues. Customer incentives that include variable consideration based on cumulative volume are estimated using the expected value method, which is based on available historical, current, and forecasted volume, and recognized as the related performance obligation is satisfied. We recognize freight revenues over time as shipments move from origin to destination. The allocation of revenues between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred.

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

Freight revenues increased 4% in the second quarter of 2025 compared to the same period in 2024 driven by 4% volume increases and core pricing gains, partially offset by lower fuel surcharge revenues and unfavorable business mix (for example, relative increases in shipments with a lower ARC, such as coal and intermodal). Volume increases were primarily driven by coal, intermodal, grain and grain products, and industrial chemicals, partially offset by weaker demand for automotive and fertilizer.

Each of our commodity groups includes revenues from fuel surcharges. Freight revenues from fuel surcharge programs decreased $100 million to $569 million in the second quarter of 2025 compared to $669 million in the same period of 2024 due to lower fuel prices and the lag impact on fuel prices (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries), partially offset by higher volume.

Other subsidiary revenues decreased in the second quarter and six month periods of 2025 compared to 2024 primarily driven by the transfer of commuter operations to Metra and a weaker demand for auto parts shipments at our subsidiary that brokers intermodal and transload logistics services. Accessorial revenues decreased in the second quarter and six month periods of 2025 compared to 2024 driven by lower intermodal accessorial revenues as a result of our intermodal equipment sale. Additionally, the year-to-date comparison was negatively impacted by a one-time contract settlement recognized in the first quarter of 2024.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight revenues	Three months ended June 30,			Six months ended June 30,
Millions	2025	2024	Change	2025	2024	Change
Grain & grain products	$964	$901	7%	$1,914	$1,844	4%
Fertilizer	201	203	(1)	411	404	2
Food & refrigerated	267	278	(4)	527	563	(6)
Coal & renewables	469	339	38	885	727	22
Bulk	1,901	1,721	10	3,737	3,538	6
Industrial chemicals & plastics	646	593	9	1,253	1,165	8
Metals & minerals	561	530	6	1,082	1,045	4
Forest products	340	342	(1)	661	680	(3)
Energy & specialized markets	665	658	1	1,298	1,337	(3)
Industrial	2,212	2,123	4	4,294	4,227	2
Automotive	632	659	(4)	1,213	1,270	(4)
Intermodal	1,098	1,135	(3)	2,290	2,219	3
Premium	1,730	1,794	(4)	3,503	3,489	-
Total	$5,843	$5,638	4%	$11,534	$11,254	2%

Revenue carloads	Three months ended June 30,			Six months ended June 30,
Thousands	2025	2024	Change	2025	2024	Change
Grain & grain products	216	200	8%	430	410	5%
Fertilizer	55	62	(11)	104	109	(5)
Food & refrigerated	43	46	(7)	86	92	(7)
Coal & renewables	205	158	30	390	335	16
Bulk	519	466	11	1,010	946	7
Industrial chemicals & plastics	177	169	5	346	333	4
Metals & minerals	191	184	4	365	354	3
Forest products	52	55	(5)	103	108	(5)
Energy & specialized markets	149	147	1	292	301	(3)
Industrial	569	555	3	1,106	1,096	1
Automotive	209	218	(4)	404	425	(5)
Intermodal [a]	817	798	2	1,691	1,537	10
Premium	1,026	1,016	1	2,095	1,962	7
Total	2,114	2,037	4%	4,211	4,004	5%

	Three months ended June 30,			Six months ended June 30,
Average revenue per car	2025	2024	Change	2025	2024	Change
Grain & grain products	$4,467	$4,493	(1)%	$4,451	$4,493	(1)%
Fertilizer	3,627	3,311	10	3,959	3,727	6
Food & refrigerated	6,237	5,943	5	6,147	6,086	1
Coal & renewables	2,283	2,156	6	2,267	2,173	4
Bulk	3,659	3,692	(1)	3,700	3,740	(1)
Industrial chemicals & plastics	3,647	3,507	4	3,625	3,497	4
Metals & minerals	2,950	2,885	2	2,967	2,955	-
Forest products	6,508	6,249	4	6,387	6,272	2
Energy & specialized markets	4,439	4,462	(1)	4,436	4,439	-
Industrial	3,885	3,825	2	3,881	3,855	1
Automotive	3,034	3,033	-	3,004	2,991	-
Intermodal [a]	1,345	1,421	(5)	1,355	1,444	(6)
Premium	1,688	1,766	(4)	1,673	1,779	(6)
Average	$2,764	$2,768	-%	$2,739	$2,811	(3)%
[a]For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. Freight revenues from bulk shipments increased in the second quarter and year-to-date periods of 2025 compared to 2024 due to volume growth of 11% and 7%, respectively, and core pricing gains, partially offset by business mix (from increased coal shipments) and lower fuel surcharge revenues. The volume increases for both periods of 2025 were driven by higher demand for coal used in electricity generation due to higher natural gas prices and business wins, strength in grain and grain products from increased exports, soybean crush production, and ethanol demand. Lower food and refrigerated and fertilizer volume partially offset the volume growth.

Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments increased in the second quarter of 2025 compared to 2024 due to core pricing gains and 3% volume increases, partially offset by lower fuel surcharge revenues and business mix from increased rock shipments. Volume increases in the second quarter of 2025 compared to 2024 were driven by strength in industrial chemicals, rock, and soda ash shipments. The volume gains were partially offset by lower iron ore shipments impacted by ongoing tariff uncertainties, and softness in the paper market. For the year-to-date period, industrial revenues increased 2% driven by core pricing gains and volume growth, partially offset by business mix and lower fuel surcharge revenues. Volume growth from industrial chemicals and rock was partially offset by lower shipments of forest and petroleum products in the first six months of 2025 compared to 2024.

Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenues decreased in the second quarter of 2025 compared to 2024 driven by lower fuel surcharge revenues and business mix, partially offset by a 1% increase in volume and core pricing gains. For the year-to-date period of 2025 compared to 2024, premium freight revenues were flat as 7% volume increases and core pricing gains were offset by business mix and lower fuel surcharge revenues. The volume increases in the second quarter and year-to-date periods of 2025 were primarily due to continued elevated U.S. West Coast imports in addition to domestic intermodal business development conversions. Automotive shipments decreased in the second quarter and year-to-date periods of 2025 compared to 2024 due to reduced production and tariff uncertainties.

Mexico business – Freight revenues from each of our commodity groups includes revenues from shipments to and from Mexico, which increased 1% to $751 million in the second quarter of 2025 compared to 2024 driven by volume growth in grain, petroleum products, and intermodal shipments, partially offset by lower automotive related shipments. For the first six months of 2025, Mexico related freight revenues declined 4% on 2% volume decreases driven by lower auto parts and finished vehicles, which more than offset growth in grain, intermodal, and petroleum product shipments.

Operating expenses
	Three months ended June 30,			Six months ended June 30,
Millions	2025	2024	Change	2025	2024	Change
Compensation and benefits	1,249	1,187	5%	$2,461	$2,410	2%
Purchased services and materials	642	644	-	1,273	1,257	1
Depreciation	613	596	3	1,223	1,190	3
Fuel	576	625	(8)	1,179	1,283	(8)
Equipment and other rents	230	219	5	471	435	8
Other	319	336	(5)	678	691	(2)
Total	$3,629	$3,607	1%	$7,285	$7,266	-%
Operating expenses increased slightly in the second quarter and year-to-date periods of 2025 compared to 2024 due to volume-related costs, inflation, a $55 million crew staffing agreement ratification charge, and higher depreciation. These increases were partially offset by productivity, lower fuel prices, and lower casualty costs.

Compensation and benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. For the second quarter and six month periods of 2025, compensation and benefits expense increased 5% and 2%, respectively, compared to 2024 due to volume-related costs, a $55 million crew staffing agreement ratification charge, wage inflation, and higher incentive compensation, partially offset by lower employee levels.

Purchased services and materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expense incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expense; and tools and supplies. Purchased services and materials was flat in the second quarter of 2025 compared to 2024 driven by decreased volume-related drayage costs incurred at one of our subsidiaries, offset by inflation and volume-related costs (including an increase in our active locomotive fleet). For the year-to-date period, purchased services and materials increased 1% driven by inflation, volume-related costs, and a 2024 favorable contract settlement, partially offset by decreased volume-related drayage costs incurred at one of our subsidiaries.

Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense increased 3% for both the second quarter and year-to-date periods of 2025 compared to 2024 driven by a higher depreciable asset base.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense decreased in both the second quarter and year-to-date periods of 2025 compared to the same period in 2024 driven by a decrease in locomotive diesel fuel prices and an improvement in the fuel consumption rate (computed as gallons of fuel consumed divided by gross ton-miles in thousands), partially offset by an increase in gross ton-miles. Locomotive diesel fuel prices averaged $2.42 and $2.73 per gallon (including taxes and transportation costs) in the second quarter of 2025 and 2024, respectively. For the year-to-date period, locomotive diesel fuel prices averaged $2.46 per gallon in 2025 compared to $2.77 per gallon in 2024.

Equipment and other rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expense, offset by equity income from certain equity method investments. Equipment and other rents expense increased 5% and 8%, respectively, in the second quarter and year-to-date periods of 2025 compared to 2024 driven by lower equity income, increased car hire for auto racks, increased demand in business (mainly intermodal) utilizing freight cars owned by others, and inflation, partially offset by lower operating equipment lease expense.

Other – Other expense includes state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental remediation; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other expense decreased 5% and 2%, respectively, in the second quarter and year-to-date periods of 2025 compared to 2024 driven by lower environmental remediation and freight loss and damage costs, partially offset by a 2024 gain on the sale of intermodal equipment.

Non operating items
	Three months ended June 30,			Six months ended June 30,
Millions	2025	2024	Change	2025	2024	Change
Other income, net	$123	$103	19%	$201	$195	3%
Interest expense	(335)	(319)	5	(657)	(643)	2
Income tax expense	(437)	(511)	(14)	(938)	(1,010)	(7)
Other income, net – Other income increased in the second quarter and year-to-date periods of 2025 compared to 2024 driven by higher real estate income, partially offset by interest received in 2024 from the IRS on refund claims. See Note 6 to the Condensed Consolidated Financial Statements, Item 1, for additional detail.

Interest expense – Interest expense increased in the second quarter and year-to-date periods of 2025 compared to 2024 due to a higher weighted-average debt level combined with a slightly higher effective interest rate of 4.1% in 2025 compared to 4.0% in 2024 for both periods. The weighted-average debt levels were $32.8 billion and $31.7 billion for second quarter of 2025 and 2024, respectively, and $32.3 billion and $32.0 billion for the six month period of 2025 and 2024, respectively.

Income tax expense – Income tax expense decreased 14% and 7% in the second quarter and year-to-date periods of 2025, respectively, compared to 2024. In the second quarter of 2025, the state of Kansas enacted legislation modifying the corporate income tax apportionment formula for future years resulting in a $115 million reduction of our deferred tax expense. In the second quarter of 2024, the state of Arkansas enacted legislation to reduce its corporate income tax rate for future years resulting in an $8 million reduction of our deferred tax expense. Our effective tax rates were 18.9% and 23.4% for the second quarter of 2025 and 2024, respectively, and 21.1% and 23.4% for the six month period of 2025 and 2024, respectively.

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

Railroad performance measures are included in the table below:

	Three months ended June 30,			Six months ended June 30,
	2025	2024	Change	2025	2024	Change
Gross ton-miles (GTMs) (billions)	220.3	206.8	7%	433.1	412.8	5%
Revenue ton-miles (billions)	107.6	100.0	8	211.6	201.3	5
Freight car velocity (daily miles per car)	221	201	10	218	202	8
Average train speed (miles per hour) [a]	23.9	23.3	3	23.8	23.7	-
Average terminal dwell time (hours) [a]	21.2	22.7	(7)	21.7	23.1	(6)
Locomotive productivity (GTMs per horsepower day)	141	134	5	138	134	3
Train length (feet)	9,689	9,544	2	9,590	9,415	2
Intermodal service performance index (%)	99	93	6 pts	96	93	3 pts
Manifest service performance index (%)	97	84	13 pts	95	85	10 pts
Workforce productivity (car miles per employee)	1,124	1,031	9	1,108	1,015	9
Total employees (average)	29,711	30,556	(3)	29,929	30,804	(3)
Operating ratio (%)	59.0	60.0	(1.0) pts	59.8	60.4	(0.6) pts
[a]As reported to the STB.
Gross and revenue ton-miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of rate miles. Gross ton-miles and revenue ton-miles increased by 7% and 8%, respectively, in the second quarter of 2025, compared to 2024 driven by a 4% increase in carloadings over the same time period. Changes in business mix drove the variances between gross ton-miles, revenue ton-miles, and carloads due to increased coal shipments that are generally heavier. Year-to-date, gross ton-miles, revenue ton-miles, and carloadings all increased 5% compared to the same period of 2024.
Freight car velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Freight car velocity increased 10% and 8%, respectively, in the second quarter and six month period of 2025 compared to 2024 driven by improvements in terminal dwell in both periods.
Locomotive productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower available. Locomotive productivity increased 5% and 3% in the second quarter and year-to-date periods of 2025, respectively, driven by improved network fluidity and asset utilization even while the active locomotive fleet increased to handle the additional volume.
Train length – Train length is the average maximum train length on a route measured in feet. Our train length increased 2% in both the second quarter and six month periods of 2025 compared to 2024 due to train length improvement initiatives, specifically driven by increased coal and grain train volume moving on longer trains.
Service performance index (SPI) – SPI is a ratio of the service customers are currently receiving relative to the best monthly performance over the last three years. Measuring our performance relative to a historical benchmark demonstrates our focus on continuously improving service for our customers. Our SPI is calculated for intermodal and manifest products. Intermodal SPI improved 6 and 3 points, respectively, in the second quarter and year-to-date periods of 2025 compared to 2024, while we handled 2% and 10% more volume, respectively. Manifest SPI improved 13 and 10 points, respectively, in the second quarter and six month periods of 2025 compared to 2024 driven by improved network fluidity, while we handled higher volume.

Workforce productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 9% in both the second quarter and year-to-date periods of 2025 compared to 2024 as average daily car miles increased 6% and employees decreased 3% compared to 2024 for both periods. In the second quarter of 2025, we continued to align our active train, engine, and yard (TE&Y) workforce to meet customer needs in a dynamic demand environment, while maintaining operational fluidity. As a result, we were able to handle 4% and 5% more volume in the second quarter and six month period of 2025, respectively, compared to 2024 with 1% fewer active TE&Y employees in both periods.
Operating ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. For the second quarter and year-to-date periods of 2025, our operating ratio of 59.0% and 59.8%, respectively, improved 1.0 and 0.6 points, respectively, driven by core pricing gains, productivity initiatives, and volume growth, partially offset by the year-over-year impact of changes in business mix, inflation, a $55 million crew staffing agreement ratification charge, and a 2024 gain on the sale of intermodal equipment. In addition, the year-to-date period was negatively impacted by contract settlements in the first quarter of 2024.

Debt / net income
Millions, except ratios for the trailing twelve months ended [1]	Jun. 30, 2025	Dec. 31, 2024
Debt	$32,813	$31,192
Net income	6,935	6,747
Debt / net income	4.7	4.6

Adjusted debt / adjusted EBITDA
Millions, except ratios for the trailing twelve months ended [1]	Jun. 30, 2025	Dec. 31, 2024
Net income	$6,935	$6,747
Add:
Income tax expense	1,975	2,047
Depreciation	2,431	2,398
Interest expense	1,283	1,269
EBITDA	$12,624	$12,461
Adjustments:
Other income, net	(356)	(350)
Interest on operating lease liabilities [2]	46	48
Adjusted EBITDA (a)	$12,314	$12,159
Debt	$32,813	$31,192
Operating lease liabilities	1,143	1,271
Adjusted debt (b)	$33,956	$32,463
Adjusted debt / adjusted EBITDA (b/a)	2.8	2.7
[1]The trailing twelve months income statement information ended June 30, 2025, is recalculated by taking the twelve months ended December 31, 2024, subtracting the six months ended June 30, 2024, and adding the six months ended June 30, 2025.
[2]Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

Adjusted debt (total debt plus operating lease liabilities plus after-tax unfunded pension and OPEB (other post-retirement benefit) obligations) to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is debt to net income ratio. The tables above provide reconciliations from net income to adjusted EBITDA, debt to adjusted debt, and debt to net income to adjusted debt to adjusted EBITDA. At June 30, 2025, and December 31, 2024, the incremental borrowing rate on operating leases was 4.0% and 3.8%, respectively. Pension and OPEB were funded at June 30, 2025, and December 31, 2024.

LIQUIDITY AND CAPITAL RESOURCES
Financial condition

Cash flows
Millions, for the six months ended June 30,	2025	2024
Cash provided by operating activities	$4,543	$4,033
Cash used in investing activities	(1,839)	(1,592)
Cash used in financing activities	(2,649)	(2,368)
Net change in cash, cash equivalents, and restricted cash	$55	$73

Operating activities
Cash provided by operating activities increased in the first six months of 2025 compared to the same period of 2024 driven by higher net income and lower income taxes paid.

On July 4, 2025, H.R.1 was enacted that makes key elements of the 2017 Tax Cuts and Jobs Act permanent, including provisions for 100% bonus depreciation on qualified property and fully expensing internally developed software, which will have a favorable impact to our future cash provided by operating activities.

Investing activities
Cash used in investing activities increased in the first six months of 2025 compared to the same period of 2024 driven by the timing of capital investments.

The table below details cash capital investments:

Millions, for the six months ended June 30,	2025	2024
Rail and other track material	$245	$249
Ties	306	230
Ballast	101	90
Other [a]	294	296
Total road infrastructure replacements	946	865
Line expansion and other capacity projects	118	92
Commercial facilities	174	111
Total capacity and commercial facilities	292	203
Locomotives and freight cars [b]	465	535
Technology and other	139	96
Total cash capital investments [c]	$1,842	$1,699
[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]Locomotives and freight cars include early lease buyouts of $178 million in 2025 and $96 million in 2024.
[c]Weather-related damages for the six months ended June 30, 2025 and 2024, are immaterial.
Capital plan
In 2025, we expect our capital plan to be approximately $3.4 billion, consistent with 2024. We plan to continue to make investments to support our growth strategy, improve the safety, resiliency, and operational efficiency of the network, harden our infrastructure, and replace older assets, including modernization of our locomotive fleet and acquiring freight cars to support replacement and growth opportunities. In addition, the plan includes investments in growth-related projects to drive more carloads to the network and enhance productivity. This includes siding construction and extension projects, terminal investments supporting our manifest network, and investments in certain ramps to efficiently handle volume from new and existing intermodal customers. The capital plan may be revised if business conditions warrant or if laws or regulations affect our ability to generate sufficient returns on these investments.

Financing activities
Cash used in financing activities increased in the first six months of 2025 compared to the same period of 2024 driven by more share repurchases, including the 2025 accelerated share repurchase programs, partially offset by an increase of debt issued and less debt repaid.

See Note 14 of the Condensed Consolidated Financial Statements, Item 1, for a description of all our outstanding financing arrangements and significant new borrowings and Note 16 of the Condensed Consolidated Financial Statements, Item 1, for a description of our share repurchase programs.

Free cash flow – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Cash flow conversion rate is defined as cash provided by operating activities less cash used for capital investments as a ratio of net income.

Free cash flow and cash flow conversion rate are considered non-GAAP financial measures by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe free cash flow and cash flow conversion rate are important to management and investors in evaluating our financial performance and measures our ability to generate cash without additional external financing. Free cash flow and cash flow conversion rate should be considered in addition to, rather than as a substitute for, cash provided by operating activities.

The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions, for the six months ended June 30,	2025	2024
Cash provided by operating activities	$4,543	$4,033
Cash used in investing activities	(1,839)	(1,592)
Dividends paid	(1,599)	(1,588)
Free cash flow	$1,105	$853
The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions, except percentages, for the six months ended June 30,	2025	2024
Cash provided by operating activities	$4,543	$4,033
Cash used in capital investments	(1,842)	(1,699)
Total (a)	$2,701	$2,334
Net income (b)	$3,502	$3,314
Cash flow conversion rate (a/b)	77%	70%
Current liquidity status
We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volume.

During the second quarter of 2025, we generated $2.3 billion of cash provided by operating activities, repurchased $1.3 billion worth of shares under our share repurchase programs, including amounts assigned to the final delivery of shares under our accelerated share repurchase programs, and paid our quarterly dividend. On June 30, 2025, we had $1.1 billion of cash and cash equivalents, $2.0 billion of credit available under our revolving credit facility, and up to $800 million undrawn on the Receivables Facility. We have been, and we expect to continue to be, in compliance with our debt covenants.

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
The following table identifies material contractual obligations as of June 30, 2025:

		Jul. 1, through Dec. 31, 2025	Payments Due by Dec. 31,
Millions	Total		2026	2027	2028	2029	After 2029
Debt [a]	$61,094	$1,670	$2,724	$2,455	$2,402	$2,360	$49,483
Purchase obligations [b]	1,693	444	645	267	195	134	8
Operating leases [c]	1,280	142	284	235	187	137	295
Other post-retirement benefits [d]	358	19	39	38	38	38	186
Finance lease obligations [e]	132	19	42	36	14	21	-
Total contractual obligations	$64,557	$2,294	$3,734	$3,031	$2,836	$2,690	$49,972
[a]Excludes finance lease obligations of $122 million as well as unamortized discount and deferred issuance costs of ($1,697) million. Includes an interest component of $26,706 million.
[b]Purchase obligations include locomotive maintenance contracts; purchase commitments for ties, ballast, and rail; and agreements to purchase other goods and services.
[c]Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $137 million.
[d]Includes estimated other post-retirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.
[e]Represents total obligations, including interest component of $10 million.
OTHER MATTERS
Asserted and unasserted claims – See Note 15 to the Condensed Consolidated Financial Statements, Item 1.

Indemnities – See Note 15 to the Condensed Consolidated Financial Statements, Item 1.

CAUTIONARY INFORMATION
Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, statements and information set forth under the captions “Liquidity and Capital Resources” regarding our capital plan, share repurchase programs, contractual obligations, and "Other Matters" in this Item 2 of Part I. Forward-looking statements and information also include any other statements or information in this report (including information incorporated herein by reference) regarding: potential impacts of public health crises, including pandemics, epidemics, and the outbreak of other contagious disease, such as the coronavirus and its variant strains (COVID); the Russia-Ukraine and Israel-Hamas wars and other geopolitical tensions in the Middle East, and any impacts on our business operations, financial results, liquidity, and financial position, and on the world economy (including customers, employees, and supply chains), including as a result of fluctuations in volume and carloadings; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations as to hiring challenges; availability of employees; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications (including those discussed in response to increased traffic); expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, aspirations, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; estimates and expectations regarding current or potential tariffs; potential impacts of H.R.1, which was enacted on July 4, 2025; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, cyber-attacks, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” and similar words, phrases, or expressions.

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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings, claims, and litigation that occur in connection with our business. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information and, when necessary, we seek input from our third-party advisors when making these assessments. Consistent with SEC rules and requirements, we describe below material pending legal proceedings (other than ordinary routine litigation incidental to our business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $1,000,000), and such other pending matters that we may determine to be appropriate. See also Note 15 to the Condensed Consolidated Financial Statements, Item 1.

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

Other Matters

Antitrust Litigation – As we reported previously, and most recently in our 2024 Annual Report on Form 10-K, we have been litigating two sets of multidistrict litigation known as MDL I and MDL II and a case filed by Oxbow Carbon & Minerals LLC and related entities (Oxbow), all of which allege that we, along with three other Class I railroads, engaged in price-fixing by establishing common fuel surcharges for certain rail traffic. All of the cases were consolidated in front of the Honorable Beryl A. Howell of the U.S. District of Columbia District Court. On June 24, 2025, Judge Howell granted all defendant railroads summary judgment and directed the closure of the cases. Plaintiffs may appeal Judge Howell's decision to the U.S. Court of Appeals for the District of Columbia Circuit.

We continue to deny the allegations that our fuel surcharge programs violate the antitrust laws or any other laws. We believe that these lawsuits are without merit, and we will vigorously defend our actions, including on appeal. Therefore, we currently believe that these matters will not have a material adverse effect on any of our results of operations, financial condition, and liquidity.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities – The following table presents common stock repurchases during each month for the second quarter of 2025:

Period	Total number of shares purchased [a]	Average price paid per share [b]	Total number of shares purchased as part of a publicly announced plan or program [c]	Maximum number of shares that may be purchased under current authority [d]
Apr. 1 through Apr. 30	3,571,872	$206.19	3,571,534	96,428,466
May. 1 through May. 31	2,449,278	202.70	2,449,071	93,979,395
Jun. 1 through Jun. 30	91,265	221.23	90,953	93,888,442
Total	6,112,415	$205.02	6,111,558	N/A
[a]Total number of shares purchased during the quarter includes 857 shares delivered or attested to UPC by employees to pay stock option exercise prices and satisfy tax withholding obligations for stock option exercises or vesting of retention units or retention shares.
[b]In the period of the final settlement, the average price paid under the accelerated share repurchase programs (ASRs) is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2025 ASRs was $229.32.
[c]Total number of shares purchased as part of a publicly announced plan or program includes 898,484 shares and 901,420 shares repurchased in April and May, respectively, under ASRs.
[d]Effective April 1, 2025, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2028. These repurchases may be made on the open market or through other transactions. Our management has sole discretion with respect to determining the timing, manner, and amount of these transactions.
See Note 16 to the Condensed Consolidated Financial Statements, Item 1, for additional information.
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

101
The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2025 (filed with the SEC on July 24, 2025), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended June 30, 2025 and 2024, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2025, and December 31, 2024, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2025 and 2024, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2025 and 2024, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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

10
Transition and Separation Agreement between the Company and Elizabeth F. Whited, dated May 8, 2025, is incorporated herein by reference to Exhibit 10.1 to the Corporation’s Current Report on Form 8-K dated May 9, 2025.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 24, 2025

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Carrie J. Powers
Carrie J. Powers
Vice President, Controller, and
Chief Accounting Officer
(Principal Accounting Officer)