Form 10-Q
period 2025-09-30
UNION PACIFIC CORP
filed 2025-10-23
CIK 100885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
☐ Yes ☑ No
As of October 17, 2025, there were 593,160,889 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION
AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except per share amounts, for the three months ended September 30,	2025	2024
Operating revenues:
Freight revenues	$5,927	$5,768
Other revenues	317	323
Total operating revenues	6,244	6,091
Operating expenses:
Compensation and benefits	1,214	1,228
Purchased services and materials	683	644
Depreciation	618	602
Fuel	616	610
Equipment and other rents	212	237
Other	352	354
Total operating expenses	3,695	3,675
Operating income	2,549	2,416
Other income, net (Note 6)	96	87
Interest expense	(327)	(314)
Income before income taxes	2,318	2,189
Income tax expense (Note 7)	(530)	(518)
Net income	$1,788	$1,671
Share and per share (Note 8):
Earnings per share - basic	$3.02	$2.75
Earnings per share - diluted	$3.01	$2.75
Weighted average number of shares - basic	592.4	607.6
Weighted average number of shares - diluted	593.2	608.6
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the three months ended September 30,	2025	2024
Net income	$1,788	$1,671
Other comprehensive income/(loss):
Defined benefit plans	(1)	-
Foreign currency translation	21	(86)
Total other comprehensive income/(loss) [a]	20	(86)
Comprehensive income	$1,808	$1,585
[a]Net of deferred taxes of $0.1 million and $0.8 million during the three months ended September 30, 2025 and 2024, respectively.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except per share amounts, for the nine months ended September 30,	2025	2024
Operating revenues:
Freight revenues	$17,461	$17,022
Other revenues	964	1,107
Total operating revenues	18,425	18,129
Operating expenses:
Compensation and benefits	3,675	3,638
Purchased services and materials	1,956	1,901
Depreciation	1,841	1,792
Fuel	1,795	1,893
Equipment and other rents	683	672
Other	1,030	1,045
Total operating expenses	10,980	10,941
Operating income	7,445	7,188
Other income, net (Note 6)	297	282
Interest expense	(984)	(957)
Income before income taxes	6,758	6,513
Income tax expense (Note 7)	(1,468)	(1,528)
Net income	$5,290	$4,985
Share and per share (Note 8):
Earnings per share - basic	$8.88	$8.19
Earnings per share - diluted	$8.87	$8.18
Weighted average number of shares - basic	595.8	608.7
Weighted average number of shares - diluted	596.7	609.7
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the nine months ended September 30,	2025	2024
Net income	$5,290	$4,985
Other comprehensive income/(loss):
Defined benefit plans	-	1
Foreign currency translation	51	(79)
Total other comprehensive income/(loss) [a]	51	(78)
Comprehensive income	$5,341	$4,907
[a]Net of deferred taxes of ($1.8) million and $0.7 million during the nine months ended September 30, 2025 and 2024, respectively.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except share and per share amounts	Sep. 30, 2025	Dec. 31, 2024
Assets
Current assets:
Cash and cash equivalents	$808	$1,016
Accounts receivable, net (Note 10)	1,921	1,894
Materials and supplies	782	769
Other current assets	393	342
Total current assets	3,904	4,021
Investments	2,841	2,664
Properties, net (Note 11)	59,392	58,343
Operating lease assets	1,090	1,297
Other assets	1,420	1,390
Total assets	$68,647	$67,715
Liabilities and common shareholders' equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$3,699	$3,829
Debt due within one year (Note 14)	1,521	1,425
Total current liabilities	5,220	5,254
Debt due after one year (Note 14)	30,286	29,767
Operating lease liabilities	764	925
Deferred income taxes	13,329	13,151
Other long-term liabilities	1,744	1,728
Commitments and contingencies (Note 15)
Total liabilities	51,343	50,825
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,113,163,706 and
1,113,018,733 issued; 593,127,096 and 604,241,260 outstanding, respectively	2,783	2,783
Paid-in-surplus	5,548	5,334
Retained earnings	68,501	65,628
Treasury stock	(58,856)	(56,132)
Accumulated other comprehensive loss (Note 9)	(672)	(723)
Total common shareholders' equity	17,304	16,890
Total liabilities and common shareholders' equity	$68,647	$67,715
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the nine months ended September 30,	2025	2024
Operating activities
Net income	$5,290	$4,985
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,841	1,792
Deferred and other income taxes	172	77
Other operating activities, net	6	(52)
Changes in current assets and liabilities:
Accounts receivable, net	(27)	37
Materials and supplies	(13)	(32)
Other current assets	1	(92)
Accounts payable and other current liabilities	(324)	(82)
Income and other taxes	119	51
Cash provided by operating activities	7,065	6,684
Investing activities
Capital investments	(2,792)	(2,530)
Other investing activities, net	1	104
Cash used in investing activities	(2,791)	(2,426)
Financing activities
Share repurchase programs (Note 16)	(2,679)	(831)
Dividends paid	(2,418)	(2,403)
Debt issued (Note 14)	1,995	800
Debt repaid	(1,424)	(2,220)
Other financing activities, net	54	279
Cash used in financing activities	(4,472)	(4,375)
Net change in cash, cash equivalents, and restricted cash	(198)	(117)
Cash, cash equivalents, and restricted cash at beginning of year	1,028	1,074
Cash, cash equivalents, and restricted cash at end of period	$830	$957
Supplemental cash flow information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$190	$153
Cash paid during the period for:
Income taxes, net of refunds	$(841)	$(1,219)
Interest, net of amounts capitalized	(1,083)	(1,074)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$808	$947
Restricted cash equivalents in other current assets	17	2
Restricted cash equivalents in other assets	5	8
Total cash, cash equivalents, and restricted cash equivalents per above	$830	$957
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions	Common shares	Treasury shares	Common shares	Paid-in-surplus	Retained earnings	Treasury stock	AOCI [a]	Total
Balance at July 1, 2024	1,113.0	(503.3)	$2,783	$5,249	$63,820	$(54,757)	$(606)	$16,489
Net income			-	-	1,671	-	-	1,671
Other comprehensive income/(loss)			-	-	-	-	(86)	(86)
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.2	-	48	-	14	-	62
Share repurchase programs (Note 16)	-	(3.0)	-	-	-	(738)	-	(738)
Dividends declared ($1.34 per share)	-	-	-	-	(814)	-	-	(814)
Balance at September 30, 2024	1,113.0	(506.1)	$2,783	$5,297	$64,677	$(55,481)	$(692)	$16,584

Balance at July 1, 2025	1,113.2	(520.2)	$2,783	$5,505	$67,532	$(58,870)	$(692)	$16,258
Net income			-	-	1,788	-	-	1,788
Other comprehensive income/(loss)			-	-	-	-	20	20
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.2	-	43	-	14	-	57
Share repurchase programs (Note 16)	-	-	-	-	-	-	-	-
Dividends declared ($1.38 per share)	-	-	-	-	(819)	-	-	(819)
Balance at September 30, 2025	1,113.2	(520.0)	$2,783	$5,548	$68,501	$(58,856)	$(672)	$17,304

Millions	Common shares	Treasury shares	Common shares	Paid-in-surplus	Retained earnings	Treasury stock	AOCI [a]	Total
Balance at January 1, 2024	1,112.9	(503.2)	$2,782	$5,193	$62,093	$(54,666)	$(614)	$14,788
Net income			-	-	4,985	-	-	4,985
Other comprehensive income/(loss)			-	-	-	-	(78)	(78)
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.1	0.6	1	104	-	34	-	139
Share repurchase programs (Note 16)	-	(3.5)	-	-	-	(849)	-	(849)
Dividends declared ($3.94 per share)	-	-	-	-	(2,401)	-	-	(2,401)
Balance at September 30, 2024	1,113.0	(506.1)	$2,783	$5,297	$64,677	$(55,481)	$(692)	$16,584

Balance at January 1, 2025	1,113.0	(508.8)	$2,783	$5,334	$65,628	$(56,132)	$(723)	$16,890
Net income			-	-	5,290	-	-	5,290
Other comprehensive income/(loss)			-	-	-	-	51	51
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.7	-	131	-	53	-	184
Share repurchase programs (Note 16)	-	(11.9)	-	83	-	(2,777)	-	(2,694)
Dividends declared ($4.06 per share)	-	-	-	-	(2,417)	-	-	(2,417)
Balance at September 30, 2025	1,113.2	(520.0)	$2,783	$5,548	$68,501	$(58,856)	$(672)	$17,304
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
1. Basis of Presentation
Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2024 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2024, is derived from audited financial statements. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results for the entire year ending December 31, 2025.
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
In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows a practical expedient that assumes current conditions as of the balance sheet date do not change for the remaining life of the asset. The ASU is effective for fiscal years beginning after December 15, 2025, and interim periods within those fiscal years, must be adopted on a prospective basis, and early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.
In September 2025, the FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which details the criteria for capitalization of internal-use software costs. The ASU is effective for fiscal years beginning after December 15, 2027, and interim periods within those fiscal years, may be adopted on a prospective, modified, or retrospective transition approach, and early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

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
Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Freight revenues from each of our commodity groups, as described in the table below, includes revenues from shipments to and from Mexico, which amounted to $752 million and $724 million for the three months ended September 30, 2025 and 2024, respectively, and $2.2 billion and $2.3 billion for the nine months ended September 30, 2025 and 2024, respectively.
Our significant segment expenses as monitored by the CODM are shown in the table below. This breakout of revenues and expenses is used by the CODM to monitor and assess the financial performance of our rail network by comparing actual results to prior years and plans.

	Three months ended September 30,		Nine months ended September 30,
Millions	2025	2024	2025	2024
Bulk	$1,930	$1,805	$5,667	$5,343
Industrial	2,194	2,121	6,488	6,348
Premium	1,803	1,842	5,306	5,331
Total freight revenues	$5,927	$5,768	$17,461	$17,022
Other subsidiary revenues	172	179	547	608
Accessorial revenues	124	122	349	427
Other	21	22	68	72
Total operating revenues	$6,244	$6,091	$18,425	$18,129
Operating [a]	1,711	1,727	5,080	5,066
Administrative [a]	176	184	557	564
Locomotive fuel	600	595	1,754	1,850
Acquisition-related (Note 18)	41	-	42	-
Other segment items [b]	549	567	1,706	1,669
Depreciation	618	602	1,841	1,792
Other income, net	(96)	(87)	(297)	(282)
Interest expense	327	314	984	957
Income tax expense	530	518	1,468	1,528
Net income	$1,788	$1,671	$5,290	$4,985
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
Information regarding stock-based compensation expense appears in the table below:

	Three months ended September 30,		Nine months ended September 30,
Millions	2025	2024	2025	2024
Stock-based compensation, before tax:
Stock options	$6	$4	$19	$13
Retention awards	30	23	78	58
ESPP [a]	3	6	13	16
Total stock-based compensation, before tax	$39	$33	$110	$87
Excess income tax benefits from equity compensation plans	$3	$3	$11	$13
[a]Effective with the June 10, 2025, purchase (for employee services rendered in May 2025), the Company match was changed from 40% to 20% of amounts contributed by the employee up to a maximum employee contribution of 5% of monthly salary (limited to $15,000 annually).
Stock options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. At September 30, 2025, outstanding stock options are not subject to performance or market-based vesting conditions.
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
A summary of stock option activity during the nine months ended September 30, 2025, is presented below:

	Options (thous.)	Weighted-average exercise price	Weighted-average remaining contractual term (in yrs.)	Aggregate intrinsic value (millions)
Outstanding at January 1, 2025	1,981	$195.81	5.8	$74
Granted	423	243.51	N/A	N/A
Exercised	(261)	162.09	N/A	N/A
Forfeited or expired	(21)	238.93	N/A	N/A
Outstanding at September 30, 2025	2,122	$209.04	5.8	$67
Vested or expected to vest at September 30, 2025	2,102	$208.75	5.8	$67
Options exercisable at September 30, 2025	1,428	$194.51	4.5	$63

At September 30, 2025, there was $16 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.0 year. Additional information regarding stock option exercises appears in the following table:

	Three months ended September 30,		Nine months ended September 30,
Millions	2025	2024	2025	2024
Intrinsic value of stock options exercised	$2	$15	$23	$31
Cash received from option exercises	1	16	47	40
Treasury shares repurchased for employee payroll taxes	-	(2)	(7)	(7)
Income tax benefit realized from option exercises	-	2	3	6
Aggregate grant-date fair value of stock options vested	-	-	16	15
Retention awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 4 years, and have dividends and dividend equivalents paid to participants during the vesting periods.
Changes in our retention awards during the nine months ended September 30, 2025, were as follows:

	Shares (thous.)	Weighted-average grant-date fair value
Nonvested at January 1, 2025	915	$222.50
Granted	229	243.48
Vested	(230)	205.15
Forfeited	(32)	230.39
Nonvested at September 30, 2025	882	$232.19
At September 30, 2025, there was $68 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.0 year.
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
Changes in our performance stock unit awards during the nine months ended September 30, 2025, were as follows:

	Shares (thous.)	Weighted-average grant-date fair value
Nonvested at January 1, 2025	607	$219.08
Granted	254	243.51
Vested	(72)	244.95
Unearned	(83)	244.35
Forfeited	(85)	218.45
Nonvested at September 30, 2025	621	$222.78
At September 30, 2025, there was $18 million of total unrecognized compensation expense related to nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 1.5 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.

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
The components of our net periodic pension benefit/cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
Millions	2025	2024	2025	2024
Service cost	$9	$12	$31	$39
Interest cost	45	47	135	139
Expected return on plan assets	(60)	(63)	(181)	(189)
Amortization of actuarial loss	2	4	6	8
Net periodic pension (benefit)/cost	$(4)	$-	$(9)	$(3)
Cash contributions
For the nine months ended September 30, 2025, cash contributions totaled $0 to the qualified pension plans. Any contributions made during 2025 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At September 30, 2025, we do not have minimum cash funding requirements for 2025.
6. Other Income
Other income included the following:

	Three months ended September 30,		Nine months ended September 30,
Millions	2025	2024	2025	2024
Real estate income	$74	$70	$240	$192
Interest income	12	15	42	39
Net periodic pension benefit/(costs)	13	12	40	42
Non-operating property environmental remediation and restoration	(6)	(7)	(18)	(21)
Interest from IRS refund claims	-	-	-	24
Other	3	(3)	(7)	6
Total	$96	$87	$297	$282

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
8. Earnings Per Share
The following table provides a reconciliation between basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
Millions, except per share amounts	2025	2024	2025	2024
Net income	$1,788	$1,671	$5,290	$4,985
Weighted-average number of shares outstanding:
Basic	592.4	607.6	595.8	608.7
Dilutive effect of stock options	0.2	0.4	0.3	0.4
Dilutive effect of retention shares and units	0.6	0.6	0.6	0.6
Diluted	593.2	608.6	596.7	609.7
Earnings per share - basic	$3.02	$2.75	$8.88	$8.19
Earnings per share - diluted	$3.01	$2.75	$8.87	$8.18
Stock options excluded as their inclusion would be anti-dilutive	1.0	0.6	0.9	0.6
9. Accumulated Other Comprehensive Income/Loss
Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at July 1, 2025	$(497)	$(211)	$16	$(692)
Other comprehensive income/(loss) before reclassifications	1	21	-	22
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(2)	-	-	(2)
Net quarter-to-date other comprehensive income/(loss), net of taxes of $0.1 million	(1)	21	-	20
Balance at September 30, 2025	$(498)	$(190)	$16	$(672)

Balance at July 1, 2024	$(483)	$(139)	$16	$(606)
Other comprehensive income/(loss) before reclassifications	-	(86)	-	(86)
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	-	-	-	-
Net quarter-to-date other comprehensive income/(loss), net of taxes of $0.8 million	-	(86)	-	(86)
Balance at September 30, 2024	$(483)	$(225)	$16	$(692)
[a]Related to interest rate swaps from equity method investments.
[b]The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.

Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Unrealized gain on derivative instruments [a]	Total
Balance at January 1, 2025	$(498)	$(241)	$16	$(723)
Other comprehensive income/(loss) before reclassifications	2	51	-	53
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(2)	-	-	(2)
Net year-to-date other comprehensive income/(loss), net of taxes of ($1.8) million	-	51	-	51
Balance at September 30, 2025	$(498)	$(190)	$16	$(672)

Balance at January 1, 2024	$(484)	$(146)	$16	$(614)
Other comprehensive income/(loss) before reclassifications	2	(79)	-	(77)
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(1)	-	-	(1)
Net year-to-date other comprehensive income/(loss), net of taxes of $0.7 million	1	(79)	-	(78)
Balance at September 30, 2024	$(483)	$(225)	$16	$(692)
[a]Related to interest rate swaps from equity method investments.
[b]The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.
10. Accounts Receivable
Accounts receivable include freight and other receivables reduced by an allowance for doubtful accounts. At September 30, 2025, and December 31, 2024, our accounts receivable were reduced by $5 million and $6 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At September 30, 2025, and December 31, 2024, receivables classified as other assets were reduced by allowances of $71 million and $69 million, respectively.
Receivables securitization facility – On July 28, 2025, the Railroad completed the renewal of the receivables securitization facility (the Receivables Facility). The new $600 million, 3-year facility replaces the prior $800 million facility and will mature in July 2028. Under the Receivables Facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.
The amount recorded under the Receivables Facility was $0 at both September 30, 2025, and December 31, 2024. During the nine months ended September 30, 2025, we issued $0 and repaid $0 under the Receivables Facility. The Receivables Facility was supported by $1.6 billion of accounts receivable as collateral at both September 30, 2025, and December 31, 2024, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.
The outstanding amount the Railroad maintains under the Receivables Facility may fluctuate based on current cash needs. The maximum allowed under the Receivables Facility is $600 million with availability directly impacted by eligible receivables, business volume, and credit risks, including receivables payment quality measures such as default and dilution ratios. If default or dilution ratios increase one percent, the allowable outstanding amount under the Receivables Facility would not materially change.
The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $1 million and $2 million for the three months ended September 30, 2025 and 2024, respectively, and $3 million and $7 million for the nine months ended September 30, 2025 and 2024, respectively.

11. Properties
The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, except estimated useful life As of September 30, 2025	Cost	Accumulated depreciation	Net book value	Estimated useful life
Land	$5,455	N/A	$5,455	N/A
Road:
Rail and other track material	19,646	7,858	11,788	45
Ties	12,699	4,251	8,448	34
Ballast	6,618	2,274	4,344	34
Other roadway [a]	24,385	6,005	18,380	47
Total road	63,348	20,388	42,960	N/A
Equipment:
Locomotives	9,899	3,819	6,080	18
Freight cars	3,063	1,088	1,975	23
Work equipment and other	1,287	524	763	17
Total equipment	14,249	5,431	8,818	N/A
Technology and other	1,386	637	749	12
Construction in progress	1,410	N/A	1,410	N/A
Total	$85,848	$26,456	$59,392	N/A

Millions, except estimated useful life As of December 31, 2024	Cost	Accumulated depreciation	Net book value	Estimated useful life
Land	$5,441	N/A	$5,441	N/A
Road:
Rail and other track material	19,283	7,642	11,641	46
Ties	12,358	4,109	8,249	34
Ballast	6,495	2,182	4,313	34
Other roadway [a]	23,913	5,681	18,232	47
Total road	62,049	19,614	42,435	N/A
Equipment:
Locomotives	9,517	3,724	5,793	18
Freight cars	3,011	1,037	1,974	22
Work equipment and other [b]	1,222	482	740	17
Total equipment	13,750	5,243	8,507	N/A
Technology and other	1,431	640	791	12
Construction in progress	1,169	N/A	1,169	N/A
Total	$83,840	$25,497	$58,343	N/A
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

12. Accounts Payable and Other Current Liabilities

Millions	Sep. 30, 2025	Dec. 31, 2024
Accounts payable	$853	$847
Income and other taxes payable	767	605
Compensation-related accruals	612	618
Accrued casualty costs	307	319
Current operating lease liabilities	277	346
Interest payable	269	372
Equipment rents payable	105	109
Other	509	613
Total accounts payable and other current liabilities	$3,699	$3,829
13. Financial Instruments
Short-term investments – All of the Company's short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of both September 30, 2025, and December 31, 2024, the Company had $20 million of short-term investments, which is included in other current assets in our Condensed Consolidated Statements of Financial Position. All short-term investments have a maturity of less than one year and are classified as held-to-maturity.
Fair value of financial instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At September 30, 2025, the fair value of total debt was $26.8 billion, approximately $5.0 billion less than the carrying value. At December 31, 2024, the fair value of total debt was $25.3 billion, approximately $5.9 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.
14. Debt
Credit facilities – At September 30, 2025, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. Credit facility withdrawals totaled $0 during the nine months ended September 30, 2025. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility, set to expire May 20, 2027, requires UPC to maintain an adjusted debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.
The definition of debt used for purposes of calculating the adjusted debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of the Employee Retirement Income Security Act of 1974 (ERISA), and unamortized debt discount and deferred debt issuance costs. At September 30, 2025, the Company was in compliance with the adjusted debt-to-EBITDA coverage ratio, which allows us to carry up to $47.8 billion of debt (as defined in the Facility), and we had $33.5 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.
During the nine months ended September 30, 2025, we issued $0 and repaid $0 of commercial paper. At September 30, 2025, we had $0 of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

Shelf registration statement and significant new borrowings – We filed an automatic shelf registration statement with the SEC that became effective on February 13, 2024. On July 28, 2025, the Board of Directors authorized the issuance of up to $20.0 billion of debt securities, replacing the prior authorization from 2024, which had $7.0 billion of authority remaining. Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.
During the nine months ended September 30, 2025, we issued the following unsecured, fixed-rate debt securities under our shelf registration:

Date	Description of securities
February 13, 2025	$1.00 billion of 5.100% Notes due February 20, 2035
$1.00 billion of 5.600% Notes due December 1, 2054
We used the net proceeds from the offering for general corporate purposes, including the repurchase of common stock pursuant to our share repurchase programs. These debt securities include change-of-control provisions. At September 30, 2025, we had remaining authority from the Board of Directors to issue up to $20.0 billion of debt securities under our shelf registration.
Receivables securitization facility – As of both September 30, 2025, and December 31, 2024, we recorded $0 of borrowings under our Receivables Facility as secured debt. (See further discussion in the "Receivables Securitization Facility" section of Note 10).
15. Commitments and Contingencies
See Note 18 for a discussion on the pending acquisition of Norfolk Southern Corporation (Norfolk Southern).
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
Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $389 million to $508 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.
Our personal injury liability activity was as follows:

Millions, for the nine months ended September 30,	2025	2024
Beginning balance	$379	$383
Current year accruals	82	87
Changes in estimates for prior years	9	(2)
Payments	(81)	(75)
Ending balance at September 30,	$389	$393
Current portion, ending balance at September 30,	$105	$114

Environmental costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 361 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 29 sites that are the subject of actions taken by the U.S. government, including 17 that are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.
Our environmental liability activity was as follows:

Millions, for the nine months ended September 30,	2025	2024
Beginning balance	$268	$245
Accruals	44	100
Payments	(55)	(76)
Ending balance at September 30,	$257	$269
Current portion, ending balance at September 30,	$66	$119
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
16. Share Repurchase Programs
Effective April 1, 2025, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2028. As of September 30, 2025, we repurchased a total of 6.1 million shares of our common stock under the 2025 authorization. As part of the pending acquisition of Norfolk Southern described in Note 18, we paused our share repurchase program.
Our previous authorization, which was effective April 1, 2022, through March 31, 2025, was approved by our Board of Directors for up to 100 million shares of common stock. We repurchased a total of 31.7 million shares of our common stock under the 2022 authorization.

The table below represents shares repurchased under repurchase programs in the nine months ended September 30, 2025 and 2024:

	Number of shares purchased		Average price paid [a]
	2025	2024	2025	2024
First quarter [b]	5,745,601	-	$250.74	$-
Second quarter [c]	6,111,558	492,320	205.06	225.96
Third quarter	-	3,006,061	-	245.44
Total	11,857,159	3,498,381	$227.20	$242.70
Remaining number of shares that may be repurchased under current authority				93,888,442
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
UPRR had $2.0 billion and $1.9 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of September 30, 2025, and December 31, 2024, respectively. TTX car hire expense of $115 million and $112 million for the three months ended September 30, 2025 and 2024, respectively, and $336 million and $321 million for the nine months ended September 30, 2025 and 2024, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $75 million and $70 million at September 30, 2025, and December 31, 2024, respectively.
18. Pending Acquisition
Norfolk Southern, a Virginia corporation, is one of the nation’s premier transportation companies, moving goods and materials that help drive the U.S. economy. Norfolk Southern connects customers to markets and communities to economic opportunity with safe, reliable, and cost-effective shipping solutions. Its Norfolk Southern Railway Company subsidiary operates in 22 states and the District of Columbia. Norfolk Southern is a major transporter of industrial products, including agriculture, forest, and consumer products, chemicals, and metals and construction materials. In addition, in the East, it serves every major container port and operates the most extensive intermodal network. Norfolk Southern is also a principal carrier of coal, automobiles, and automotive parts. Norfolk Southern’s stock is publicly traded on the NYSE under the ticker symbol NSC.

On July 28, 2025, Union Pacific, Norfolk Southern, Ruby Merger Sub 1 Corporation, and Ruby Merger Sub 2 LLC, entered into an agreement and plan of merger (the merger agreement). The merger agreement provides, among other things, for the acquisition of Norfolk Southern by Union Pacific, subject to the satisfaction or waiver of the conditions specified therein, through two mergers: (i) first, Ruby Merger Sub 1 Corporation will merge with and into Norfolk Southern with Norfolk Southern surviving as a direct, wholly owned subsidiary of Union Pacific (the first merger); and (ii) second, immediately after the first merger, Norfolk Southern will merge with and into Ruby Merger Sub 2 LLC with Ruby Merger Sub 2 LLC surviving as a direct, wholly owned subsidiary of Union Pacific (second merger). The first merger and the second merger are collectively referred to as the mergers.
At the effective time of the first merger (first effective time), each share of Norfolk Southern common stock issued and outstanding immediately prior to the first effective time, except for shares held by Union Pacific or Norfolk Southern, or their direct or indirect subsidiaries (other than, with respect to shares held by Union Pacific, Norfolk Southern, Ruby Merger Sub 1 Corporation, or Ruby Merger Sub 2 LLC, shares held on behalf of third parties), will be converted automatically into the right to receive one validly issued, fully paid, and nonassessable share of Union Pacific common stock and $88.82 in cash, without interest. Assuming completion of the mergers, we expect approximately 224.8 million shares of common stock to be issued and approximately $20 billion of cash consideration to be paid. The cash consideration is expected to be funded through a combination of new debt and cash accumulated through cash provided by operating activities. The actual value of the transaction may fluctuate based upon changes in the price of Union Pacific common stock and the number of Norfolk Southern common stock outstanding at the first effective time.
The combination of Norfolk Southern and Union Pacific would create America’s first transcontinental railroad that spans over 50,000 miles across 43 states with access to 10 international interchanges and approximately 100 ports.
Union Pacific filed a registration statement on Form S-4 (File No. 333-290282), which the SEC declared effective on September 30, 2025. Union Pacific and Norfolk Southern each also filed definitive proxy statements on October 1, 2025. Both Union Pacific's and Norfolk Southern's special meetings of shareholders will be held on November 14, 2025 (unless one or both are adjourned or postponed to a later date).
Completion of the mergers is conditioned on Union Pacific shareholders approving the share issuance proposal, Norfolk Southern shareholders approving the merger agreement proposal (each as described in the companies' definitive proxy statements), as well as the receipt of approval of the Surface Transportation Board (STB) and a number of other conditions before the mergers can be consummated, as described in the merger agreement. Norfolk Southern's management and Board of Directors will continue to manage Norfolk Southern until the first effective time, pursuing its independent business plans and growth strategies. Subject to completion of the mergers, the acquisition is expected to be accounted for as a business combination using the acquisition method of accounting and currently expected to be completed in early 2027.
Union Pacific incurred the following acquisition-related expense associated with the merger agreement:

Millions	Three months ended September 30, 2025	Nine months ended September 30, 2025
Acquisition-related expense
Purchased services and materials	$40	$41
Other	1	1
Total acquisition-related expense [a]	$41	$42
[a]Certain acquisition-related costs are non-deductible for income tax purposes.
As of September 30, 2025, we incurred deferred share issuance costs of $8 million that will be recognized in paid-in-surplus upon completion of the mergers.
Both Union Pacific and Norfolk Southern may be required to pay the other a termination fee of $2.5 billion if the merger agreement is terminated under certain circumstances described in the merger agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS
Three and nine months ended September 30, 2025, compared to
three and nine months ended September 30, 2024
For purposes of this report, unless the context otherwise requires, all references herein to "Union Pacific", “UPC”, “Corporation”, “Company”, “we”, “us”, and “our” shall mean Union Pacific Corporation and its subsidiaries, including Union Pacific Railroad Company, which we separately refer to as “UPRR” or the “Railroad”.
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
Critical accounting estimates
The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting estimates are available in Item 7 of our 2024 Annual Report on Form 10-K. During the first nine months of 2025, there have not been any significant changes with respect to our critical accounting estimates.
RESULTS OF OPERATIONS
Quarterly summary
The Company reported earnings of $3.01 per diluted share on net income of $1.8 billion and an operating ratio of 59.2% in the third quarter of 2025 compared to earnings of $2.75 per diluted share on net income of $1.7 billion and an operating ratio of 60.3% in the third quarter of 2024. Freight revenues increased 3% on slightly negative carloads in the third quarter of 2025 compared to the same period in 2024 driven by core pricing gains and a more favorable business mix, partially offset by lower fuel surcharge revenue. Increased carloads in coal, industrial chemicals and plastics, and grain and grain products were offset by lower international intermodal carloads, which declined 17% in the third quarter of 2025.
Our rail network operations remained fluid in the third quarter of 2025 compared to 2024 resulting in record performance for many of our key operating metrics. Freight car velocity increased 8% and terminal dwell improved 9%. Although volumes were essentially unchanged from the third quarter of 2024, we efficiently handled the shift in business traffic as we moved more bulk and manifest carloads and fewer international intermodal carloads with the traffic shifting back to historical trade patterns. In third quarter of 2025 compared to 2024, workforce productivity improved 6% and locomotive productivity improved 4% to record results as we efficiently utilized our resources and adjusted to the changing demand environments. Both manifest and intermodal service performance index measures improved over 10 points compared to last year, while train length continued to improve, increasing 2%.
Operating expenses slightly increased compared to the third quarter of 2024 due to inflation, acquisition-related expenses (see Note 18 to the Condensed Consolidated Financial Statements, Item 1), and higher depreciation. These increases were partially offset by productivity, lower casualty costs, and lower fuel prices. Compared to third quarter of last year, operating income increased 6% to $2.5 billion, and the operating ratio of 59.2% improved 1.1 points, reflecting top-line growth, solid operational performance, and productivity gains.

Operating revenues
	Three months ended September 30,			Nine months ended September 30,
Millions	2025	2024	Change	2025	2024	Change
Freight revenues	$5,927	$5,768	3%	$17,461	$17,022	3%
Other subsidiary revenues	172	179	(4)	547	608	(10)
Accessorial revenues	124	122	2	349	427	(18)
Other	21	22	(5)	68	72	(6)
Total	$6,244	$6,091	3%	$18,425	$18,129	2%
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
Freight revenues increased 3% on slightly negative carloads in the third quarter of 2025 compared to the same period in 2024 as a result of core pricing gains and a more favorable business mix, partially offset by lower fuel surcharge revenue. Increased carloads in coal, industrial chemicals and plastics, and grain and grain products were offset by lower international intermodal carloads, which declined 17% in the third quarter of 2025. For the year-to-date period of 2025, freight revenues also increased 3% driven by core pricing gains and 3% volume growth, partially offset by unfavorable business mix (for example, relative increases in shipments with lower ARC such as intermodal and coal) and lower fuel surcharge revenues. Increased shipments of intermodal, coal, and grain and grain products were partially offset by lower automotive shipments.
Each of our commodity groups includes revenues from fuel surcharges. Freight revenues from fuel surcharge programs decreased $33 million to $602 million in the third quarter of 2025 compared to $635 million in the same period of 2024 due the lag impact on fuel prices (it can generally take up to two months for changing fuel prices to affect fuel surcharge recoveries) and lower volumes, partially offset by higher fuel prices. For the year-to-date period of 2025, freight revenues from fuel surcharge programs declined $233 million compared to 2024 driven by lower fuel prices and the related price lag impact, partially offset by higher volume levels.
Other subsidiary revenues decreased in the third quarter and year-to-date periods of 2025 compared to 2024 primarily driven by the transfer of commuter operations to Metra and a weaker demand for auto parts shipments at our subsidiary that brokers intermodal and transload logistics services. Accessorial revenues increased in the third quarter 2025 compared to 2024 driven by improved intermodal accessorial revenues. For the year-to-date period, accessorial revenues decreased due to the sale of our intermodal equipment in the second quarter of 2024, resulting in lower intermodal accessorial revenues, and the comparison period was also negatively impacted by a one-time contract settlement recognized in the first quarter of 2024.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight revenues	Three months ended September 30,			Nine months ended September 30,
Millions	2025	2024	Change	2025	2024	Change
Grain & grain products	$975	$923	6%	$2,889	$2,767	4%
Fertilizer	227	208	9	638	612	4
Food & refrigerated	258	269	(4)	785	832	(6)
Coal & renewables	470	405	16	1,355	1,132	20
Bulk	1,930	1,805	7	5,667	5,343	6
Industrial chemicals & plastics	647	598	8	1,900	1,763	8
Metals & minerals	568	529	7	1,650	1,574	5
Forest products	327	322	2	988	1,002	(1)
Energy & specialized markets	652	672	(3)	1,950	2,009	(3)
Industrial	2,194	2,121	3	6,488	6,348	2
Automotive	604	601	-	1,817	1,871	(3)
Intermodal	1,199	1,241	(3)	3,489	3,460	1
Premium	1,803	1,842	(2)	5,306	5,331	-
Total	$5,927	$5,768	3%	$17,461	$17,022	3%

Revenue carloads	Three months ended September 30,			Nine months ended September 30,
Thousands	2025	2024	Change	2025	2024	Change
Grain & grain products	215	206	4%	645	616	5%
Fertilizer	58	53	9	162	162	-
Food & refrigerated	41	45	(9)	127	137	(7)
Coal & renewables	216	192	13	606	527	15
Bulk	530	496	7	1,540	1,442	7
Industrial chemicals & plastics	182	169	8	528	502	5
Metals & minerals	193	186	4	558	540	3
Forest products	52	53	(2)	155	161	(4)
Energy & specialized markets	147	152	(3)	439	453	(3)
Industrial	574	560	3	1,680	1,656	1
Automotive	199	202	(1)	603	627	(4)
Intermodal [a]	860	909	(5)	2,551	2,446	4
Premium	1,059	1,111	(5)	3,154	3,073	3
Total	2,163	2,167	-%	6,374	6,171	3%

	Three months ended September 30,			Nine months ended September 30,
Average revenue per car	2025	2024	Change	2025	2024	Change
Grain & grain products	$4,532	$4,498	1%	$4,478	$4,495	-%
Fertilizer	3,875	3,872	-	3,929	3,775	4
Food & refrigerated	6,306	6,099	3	6,199	6,090	2
Coal & renewables	2,181	2,101	4	2,237	2,147	4
Bulk	3,641	3,641	-	3,680	3,706	(1)
Industrial chemicals & plastics	3,548	3,534	-	3,598	3,509	3
Metals & minerals	2,944	2,847	3	2,959	2,918	1
Forest products	6,315	6,157	3	6,363	6,235	2
Energy & specialized markets	4,462	4,415	1	4,445	4,431	-
Industrial	3,828	3,791	1	3,863	3,833	1
Automotive	3,027	2,968	2	3,011	2,983	1
Intermodal [a]	1,393	1,365	2	1,368	1,414	(3)
Premium	1,701	1,657	3	1,682	1,735	(3)
Average	$2,740	$2,662	3%	$2,740	$2,758	(1)%
[a]For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. Freight revenues from bulk shipments increased in the third quarter and year-to-date periods of 2025 compared to 2024 due to 7% volume growth for both periods and core pricing gains, partially offset by business mix (from increased coal shipments) and lower fuel surcharge revenues. The volume increases were driven by higher demand for coal used in electricity generation due to higher natural gas prices and business wins and strength in grain and grain products from increased exports and soybean crush production. Lower food and refrigerated carloads partially offset the volume growth.
Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments increased in the third quarter and year-to-date periods of 2025 compared to 2024 due to core pricing gains and volume increases, partially offset by business mix and lower fuel surcharge revenues. Quarterly increases in plastics, industrial chemicals, and steel carloads more than offset the reduced iron ore (as a result of tariff uncertainties) and government carloads. Year-to-date volume growth in industrial chemicals, rock, and plastics was partially offset by lower iron ore, petroleum products, waste shipments, and lumber.
Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenues decreased 2% in the third quarter of 2025 compared to 2024 driven by 5% lower volumes, partially offset by business mix and core pricing gains. Third quarter of 2025 intermodal volumes were down 5% driven by a 17% reduction in international intermodal carloads, partially offset by strong domestic intermodal growth. In 2024, international intermodal benefited from heavy demand due to a trade flow shift from the East Coast and Canadian ports to the West Coast that have now shifted back to historical trade patterns. Automotive shipments decreased in the third quarter of 2025 compared to 2024 due to reduced production. For the year-to-date period of 2025 compared to 2024, premium freight revenues were flat as 3% volume increases and core pricing gains were offset by lower fuel surcharge revenues and business mix. Year-to-date intermodal volumes are up 4% driven by strong domestic intermodal growth in addition to elevated U.S. West Coast imports in the first half of 2025. Automotive shipments decreased in the year-to-date periods of 2025 compared to 2024 due to reduced production and tariff uncertainties in the first half of the year.
Mexico business – Freight revenues from each of our commodity groups includes revenues from shipments to and from Mexico, which increased 4% to $752 million in the third quarter of 2025 compared to 2024 driven by 4% volume growth due to increased intermodal and grain shipments, partially offset by lower beverage and steel shipments. For the year-to-date period of 2025, Mexico related freight revenues declined 2% on essentially flat volume driven by lower auto parts, finished vehicles, and beverage carloads, which offset growth in intermodal, grain, and petroleum product shipments.

Operating expenses
	Three months ended September 30,			Nine months ended September 30,
Millions	2025	2024	Change	2025	2024	Change
Compensation and benefits	1,214	1,228	(1)%	$3,675	$3,638	1%
Purchased services and materials	683	644	6	1,956	1,901	3
Depreciation	618	602	3	1,841	1,792	3
Fuel	616	610	1	1,795	1,893	(5)
Equipment and other rents	212	237	(11)	683	672	2
Other	352	354	(1)	1,030	1,045	(1)
Total	$3,695	$3,675	1%	$10,980	$10,941	-%
Operating expenses slightly increased compared to the third quarter and year-to-date periods of 2024 due to inflation, acquisition-related expenses (see Note 18 to the Condensed Consolidated Financial Statements, Item 1), and higher depreciation. These increases were partially offset by productivity and lower fuel prices.
Compensation and benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. For the third quarter of 2025, compensation and benefits expense decreased 1% compared to 2024 due to lower employee levels, partially offset by wage inflation and higher incentive compensation. For the year-to-date period, compensation and benefits expense increased 1% compared to 2024 due to wage inflation, volume-related costs, a $55 million crew staffing agreement ratification charge, and higher incentive compensation, partially offset by lower employee levels.

Purchased services and materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expense incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expense; and tools and supplies. Purchased services and materials increased 6% and 3%, respectively, in the third quarter and year-to-date periods of 2025 compared to 2024 driven by acquisition-related expenses, inflation, and an increase in derailment related expenses, offset by lower costs associated with improved locomotive productivity. The year-to-date period was also impacted by higher volume related cost and a 2024 favorable contract settlement.
Depreciation – The majority of depreciation relates to road property, including rail, ties, ballast, and other track material. Depreciation expense increased 3% for both the third quarter and year-to-date periods of 2025 compared to 2024 driven by a higher depreciable asset base.
Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense increased in the third quarter of 2025 compared to the same period in 2024 driven by an increase in gross ton-miles, partially offset by a decrease in locomotive diesel fuel prices and an improvement in the fuel consumption rate (computed as gallons of fuel consumed divided by gross ton-miles in thousands). For the year-to-date period of 2025, fuel expense decreased compared to 2024 driven by lower fuel prices and an improvement in the fuel consumption rate, partially offset by increased gross ton-miles. Locomotive diesel fuel prices averaged $2.56 and $2.60 per gallon (including taxes and transportation costs) in the third quarter of 2025 and 2024, respectively. For the year-to-date period, locomotive diesel fuel prices averaged $2.49 per gallon in 2025 compared to $2.71 per gallon in 2024.
Equipment and other rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expense, offset by equity income from certain equity method investments. Equipment and other rents expense decreased 11% in the third quarter of 2025 driven by favorable contract settlements, improved cycle times, and lower car hire related to the year-over-year decline in international intermodal demand, partially offset by lower equity income. The year-to-date period of 2025 compared to 2024 increased 2% driven by increased car hire for autoracks, higher demand for business utilizing freight cars owned by others (mainly intermodal), inflation, and lower equity income, partially offset by lower operating equipment lease expense.
Other – Other expense includes state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental remediation; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other expense decreased 1% in the third quarter and year-to-date periods of 2025 compared to 2024 driven by lower environmental remediation and freight loss and damage costs, partially offset by higher state and local taxes. The year-to-date period was also negatively impacted by the 2024 gain on the sale of intermodal equipment.

Non operating items
	Three months ended September 30,			Nine months ended September 30,
Millions	2025	2024	Change	2025	2024	Change
Other income, net	$96	$87	10%	$297	$282	5%
Interest expense	(327)	(314)	4	(984)	(957)	3
Income tax expense	(530)	(518)	2	(1,468)	(1,528)	(4)
Other income, net – Other income increased in the third quarter and year-to-date periods of 2025 compared to 2024 driven by higher real estate income. The year-to-date period of 2025 was also negatively impacted by the interest received in the second quarter of 2024 from the IRS on refund claims. See Note 6 to the Condensed Consolidated Financial Statements, Item 1, for additional detail.
Interest expense – Interest expense increased in the third quarter and year-to-date periods of 2025 compared to 2024 as a result of higher effective interest rates and higher weighted-average debt levels. The effective interest rate for both 2025 periods was 4.1% compared to 4.0% for both periods in 2024. The weighted-average debt levels were $32.2 billion and $31.4 billion for third quarter of 2025 and 2024, respectively, and $32.2 billion and $31.8 billion for the year-to-date periods of 2025 and 2024, respectively.

Income tax expense – Income tax expense increased 2% in the third quarter of 2025 compared to 2024 due to higher pre-tax income and decreased 4% in the year-to-date period compared to 2024. In the second quarter of 2025, the state of Kansas enacted legislation modifying the corporate income tax apportionment formula for future years resulting in a $115 million reduction of our deferred tax expense. In the second quarter of 2024, the state of Arkansas enacted legislation to reduce its corporate income tax rate for future years resulting in an $8 million reduction of our deferred tax expense. Our effective tax rates were 22.9% and 23.7% for the third quarter of 2025 and 2024, respectively, and 21.7% and 23.5% for the year-to-date periods of 2025 and 2024, respectively.
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
Railroad performance measures are included in the table below:

	Three months ended September 30,			Nine months ended September 30,
	2025	2024	Change	2025	2024	Change
Gross ton-miles (GTMs) (billions)	223.0	216.0	3%	656.1	628.8	4%
Revenue ton-miles (billions)	108.9	104.0	5	320.4	305.3	5
Freight car velocity (daily miles per car)	226	210	8	220	205	7
Average train speed (miles per hour) [a]	24.2	23.3	4	23.9	23.5	2
Average terminal dwell time (hours) [a]	20.4	22.4	(9)	21.3	22.8	(7)
Locomotive productivity (GTMs per horsepower day)	140	135	4	139	135	3
Train length (feet)	9,801	9,580	2	9,661	9,472	2
Intermodal service performance index (%)	98	86	12 pts	97	90	7 pts
Manifest service performance index (%)	100	89	11 pts	98	87	11 pts
Workforce productivity (car miles per employee)	1,165	1,102	6	1,126	1,044	8
Total employees (average)	28,871	29,946	(4)	29,576	30,518	(3)
Operating ratio (%)	59.2	60.3	(1.1) pts	59.6	60.4	(0.8) pts
[a]As reported to the STB.
Gross and revenue ton-miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of rate miles. Gross ton-miles and revenue ton-miles increased 3% and 5%, respectively, in the third quarter of 2025 compared to 2024, while corresponding carloads were flat. For the year-to-date period, gross ton-miles, revenue ton-miles, and carloads increased 4%, 5%, and 3%, respectively, compared to 2024. Changes in business mix drove the variances between gross ton-miles, revenue ton-miles, and carloads due to higher coal shipments that are generally heavier.
Freight car velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Freight car velocity increased 8% and 7%, respectively, in the third quarter and year-to-date periods of 2025 compared to 2024 driven by improvements in terminal dwell and train speed.
Locomotive productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower available. Locomotive productivity increased 4% and 3% in the third quarter and year-to-date periods of 2025, respectively, driven by improved network fluidity and asset utilization.
Train length – Train length is the average maximum train length on a route measured in feet. Our train length increased 2% in both the third quarter and year-to-date periods of 2025 compared to 2024 due to train length improvement initiatives, specifically driven by increased coal and grain train volume moving on longer trains.

Service performance index (SPI) – SPI is a ratio of the service customers are currently receiving relative to the best monthly performance over the last three years. Measuring our performance relative to a historical benchmark demonstrates our focus on continuously improving service for our customers. Our SPI is calculated for intermodal and manifest products. Intermodal SPI improved 12 and 7 points, respectively, in the third quarter and year-to-date periods of 2025 compared to 2024, while we adjusted to changing intermodal demand levels as volumes were down 5% during the third quarter and up 4% for the year-to-date period. Manifest SPI improved 11 points in both the third quarter and year-to-date periods of 2025 compared to 2024 driven by improved network fluidity, while we handled higher volume.
Workforce productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 6% in the third quarter and 8% in the year-to-date periods of 2025 compared to 2024, respectively, as average daily car miles increased 2% and 5%, respectively, while employees decreased 4% and 3%, respectively, compared to 2024. We continually align our active train, engine, and yard (TE&Y) workforce to meet customer needs in a dynamic demand environment, while maintaining operational fluidity. As a result, our active TE&Y decreased 4% during the third quarter of 2025 on slightly negative volume levels compared to the same period in 2024. For the year-to-date period of 2025, we were able to handle 3% more volume with 2% fewer active TE&Y employees over the same period.
Operating ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. For the third quarter of 2025, our operating ratio of 59.2% improved 1.1 points driven by productivity initiatives and core pricing gains, partially offset by inflation, and acquisition-related expenses. For the year-to-date period of 2025 compared to 2024, our operating ratio improved 0.8 points to 59.6% as a result of core pricing gains, productivity, and volume growth which more than offset the impact of unfavorable business mix, inflation, the year-over-year impact of changes in fuel price, a crew staffing agreement ratification charge in the second quarter of 2025, and acquisition-related expenses. In addition, the year-to-date period was negatively impacted by a gain on the sale of intermodal equipment in the second quarter of 2024 and contract settlements in the first quarter of 2024.

Debt / net income
Millions, except ratios for the trailing twelve months ended [1]	Sep. 30, 2025	Dec. 31, 2024
Debt	$31,807	$31,192
Net income	7,052	6,747
Debt / net income	4.5	4.6

Adjusted debt / adjusted EBITDA
Millions, except ratios for the trailing twelve months ended [1]	Sep. 30, 2025	Dec. 31, 2024
Net income	$7,052	$6,747
Add:
Income tax expense	1,987	2,047
Depreciation	2,447	2,398
Interest expense	1,296	1,269
EBITDA	$12,782	$12,461
Adjustments:
Other income, net	(365)	(350)
Interest on operating lease liabilities [2]	42	48
Adjusted EBITDA (a)	$12,459	$12,159
Debt	$31,807	$31,192
Operating lease liabilities	1,041	1,271
Adjusted debt (b)	$32,848	$32,463
Adjusted debt / adjusted EBITDA (b/a)	2.6	2.7
[1]The trailing twelve months income statement information ended September 30, 2025, is recalculated by taking the twelve months ended December 31, 2024, subtracting the nine months ended September 30, 2024, and adding the nine months ended September 30, 2025.
[2]Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

Adjusted debt (total debt plus operating lease liabilities plus after-tax unfunded pension and OPEB (other post-retirement benefit) obligations) to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10 of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is debt to net income ratio. The tables above provide reconciliations from net income to adjusted EBITDA, debt to adjusted debt, and debt to net income to adjusted debt to adjusted EBITDA. At September 30, 2025, and December 31, 2024, the incremental borrowing rate on operating leases was 4.0% and 3.8%, respectively. Pension and OPEB were funded at September 30, 2025, and December 31, 2024.
LIQUIDITY AND CAPITAL RESOURCES
Financial condition

Cash flows
Millions, for the nine months ended September 30,	2025	2024
Cash provided by operating activities	$7,065	$6,684
Cash used in investing activities	(2,791)	(2,426)
Cash used in financing activities	(4,472)	(4,375)
Net change in cash, cash equivalents, and restricted cash	$(198)	$(117)
Operating activities
Cash provided by operating activities increased in the first nine months of 2025 compared to the same period of 2024 driven by higher net income and lower income taxes paid.
On July 4, 2025, H.R.1 was enacted that makes key elements of the 2017 Tax Cuts and Jobs Act permanent, including provisions for 100% bonus depreciation on qualified property and fully expensing internally developed software, which has favorable impacts to our current and future cash provided by operating activities.
Investing activities
Cash used in investing activities increased in the first nine months of 2025 compared to the same period of 2024 driven by the timing of capital investments, including an increase in early lease buyouts, and lower proceeds from a 2024 sale of intermodal equipment.
The table below details cash capital investments:

Millions, for the nine months ended September 30,	2025	2024
Rail and other track material	$395	$373
Ties	447	369
Ballast	158	145
Other [a]	474	480
Total road infrastructure replacements	1,474	1,367
Line expansion and other capacity projects	184	137
Commercial facilities	251	196
Total capacity and commercial facilities	435	333
Locomotives and freight cars [b]	642	643
Technology and other	241	187
Total cash capital investments [c]	$2,792	$2,530
[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]Locomotives and freight cars include early lease buyouts of $311 million in 2025 and $96 million in 2024.
[c]Weather-related damages for the nine months ended September 30, 2025 and 2024, are immaterial.

See Note 18 of the Condensed Consolidated Financial Statements, Item 1, for the pending acquisition of Norfolk Southern.
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
Financing activities
Cash used in financing activities increased in the first nine months of 2025 compared to the same period of 2024 driven by more share repurchases, including the 2025 accelerated share repurchase programs, partially offset by an increase of debt issued and less debt repaid.
See Note 14 of the Condensed Consolidated Financial Statements, Item 1, for a description of all our outstanding financing arrangements and significant new borrowings, Note 16 of the Condensed Consolidated Financial Statements, Item 1, for a description of our share repurchase programs, and Note 18 of the Condensed Consolidated Financial Statements, Item 1, for the pending acquisition of Norfolk Southern.
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
The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions, for the nine months ended September 30,	2025	2024
Cash provided by operating activities	$7,065	$6,684
Cash used in investing activities	(2,791)	(2,426)
Dividends paid	(2,418)	(2,403)
Free cash flow	$1,856	$1,855
The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions, except percentages, for the nine months ended September 30,	2025	2024
Cash provided by operating activities	$7,065	$6,684
Cash used in capital investments	(2,792)	(2,530)
Total (a)	$4,273	$4,154
Net income (b)	$5,290	$4,985
Cash flow conversion rate (a/b)	81%	83%
Current liquidity status
We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volume.

During the third quarter of 2025, we generated $2.5 billion of cash provided by operating activities and paid our quarterly dividend. Also within the third quarter of 2025, we announced the pending acquisition of Norfolk Southern described in Note 18 of the Condensed Consolidated Financial Statements, Item 1, and paused our share repurchase program. On September 30, 2025, we had $808 million of cash and cash equivalents, $2.0 billion of credit available under our revolving credit facility, and up to $600 million undrawn on the Receivables Facility. We have been, and we expect to continue to be, in compliance with our debt covenants.
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
The following table identifies material contractual obligations as of September 30, 2025:

		Oct. 1, through Dec. 31, 2025	Payments Due by Dec. 31,
Millions	Total		2026	2027	2028	2029	After 2029
Debt [a]	$59,635	$212	$2,724	$2,455	$2,401	$2,360	$49,483
Purchase obligations [b]	1,582	199	804	258	187	126	8
Operating leases [c]	1,166	55	273	236	188	121	293
Other post-retirement benefits [d]	349	10	39	38	38	38	186
Finance lease obligations [e]	117	4	42	36	14	21	-
Total contractual obligations	$62,849	$480	$3,882	$3,023	$2,828	$2,666	$49,970
[a]Excludes finance lease obligations of $108 million as well as unamortized discount and deferred issuance costs of ($1,688) million. Includes an interest component of $26,248 million.
[b]Purchase obligations include locomotive maintenance contracts; purchase commitments for ties, ballast, and rail; and agreements to purchase other goods and services.
[c]Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $125 million.
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
OTHER MATTERS
Asserted and unasserted claims – See Note 15 to the Condensed Consolidated Financial Statements, Item 1.
Indemnities – See Note 15 to the Condensed Consolidated Financial Statements, Item 1.
Pending Acquisition – See Note 18 to the Condensed Consolidated Financial Statements, Item 1, and the Agreement and Plan of Merger dated as of July 28, 2025, by and among UPC, Ruby Merger Sub 1 Corporation, Ruby Merger Sub 2 LLC, and Norfolk Southern, which is incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K dated July 29, 2025.

CAUTIONARY INFORMATION
Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, statements and information set forth under the captions “Liquidity and Capital Resources” regarding our capital plan, share repurchase programs, contractual obligations, and "Other Matters" in this Item 2 of Part I. Forward-looking statements and information also include any other statements or information in this report (including information incorporated herein by reference) regarding: the merger agreement and the transactions contemplated therein (described in Note 18 to the Condensed Consolidated Financial Statements, Item 1), potential impacts of public health crises, including pandemics, epidemics, and the outbreak of other contagious disease, such as the coronavirus and its variant strains (COVID); the Russia-Ukraine and Israel-Hamas wars and other geopolitical tensions in the Middle East, and any impacts on our business operations, financial results, liquidity, and financial position, and on the world economy (including customers, employees, and supply chains), including as a result of fluctuations in volume and carloadings; closing of customer manufacturing, distribution or production facilities; expectations as to operational or service improvements; expectations as to hiring challenges; availability of employees; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications (including those discussed in response to increased traffic); expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, aspirations, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; estimates and expectations regarding current or potential tariffs; potential impacts of H.R.1, which was enacted on July 4, 2025; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, cyber-attacks, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” and similar words, phrases, or expressions.
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
The Risk Factors in Item 1A of our 2024 Annual Report on Form 10-K, filed February 7, 2025, as well as the risk factors disclosed in the "Risk Factors" section of the joint proxy statement/prospectus contained in our registration statement on Form S-4 (File No. 333-290282), as amended by our definitive proxy statement filed with the SEC on October 1, 2025, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in any forward-looking statements or information. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q, Form 8-K, or subsequent Form 10-K. All forward-looking statements are qualified by, and should be read in conjunction with, these Risk Factors.
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
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the risk factors disclosed in our Form 10-K for the year ended December 31, 2024, as well as the risk factors disclosed in the "Risk Factors" section of the joint proxy statement/prospectus contained in our registration statement on Form S-4 (File No. 333-290282), as amended by our definitive proxy statement filed with the SEC on October 1, 2025, for which the "Risk Factors" section of such definitive proxy statement is incorporated by reference herein. These risks could materially and adversely affect our business, financial condition, results of operations (including revenues and profitability), and/or stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities – The following table presents common stock repurchases during each month for the third quarter of 2025:

Period	Total number of shares purchased [a]	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program [b]	Maximum number of shares that may be purchased under current authority [c]
Jul. 1 through Jul. 31	347	$231.79	-	93,888,442
Aug. 1 through Aug. 31	1,864	220.93	-	93,888,442
Sep. 1 through Sep. 30	48	220.68	-	93,888,442
Total	2,259	$222.59	-	N/A
[a]Total number of shares purchased during the quarter includes 2,259 shares delivered or attested to UPC by employees to pay stock option exercise prices and satisfy tax withholding obligations for stock option exercises or vesting of retention units or retention shares.
[b]As part of the pending acquisition of Norfolk Southern described in Note 18 to the Condensed Consolidated Financial Statements, Item 1, we paused our share repurchase program.
[c]Effective April 1, 2025, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2028.

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

101
The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2025 (filed with the SEC on October 23, 2025), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended September 30, 2025 and 2024, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2025, and December 31, 2024, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2025 and 2024, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2025 and 2024, and (vi) the Notes to the Condensed Consolidated Financial Statements.

104	Cover Page Interactive Data File, formatted in Inline XBRL (contained in Exhibit 101).

Incorporated by Reference

2
Agreement and Plan of Merger dated as of July 28, 2025, by and among UPC, Ruby Merger Sub 1 Corporation, Ruby Merger Sub 2 LLC and Norfolk Southern Corporation is incorporated herein by reference to Exhibit 2.1 to the Corporation's Current Report on Form 8-K dated July 29, 2025

3(a)
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
Dated: October 23, 2025

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Carrie J. Powers
Carrie J. Powers
Vice President, Controller, and
Chief Accounting Officer
(Principal Accounting Officer)