Form 10-Q
period 2026-03-31
UNION PACIFIC CORP
filed 2026-04-23
CIK 100885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
☐ Yes ☑ No
As of April 17, 2026, there were 593,713,213 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION
AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except per share amounts, for the three months ended March 31,	2026	2025
Operating revenues:
Freight revenues	$5,893	$5,691
Other revenues	324	336
Total operating revenues	6,217	6,027
Operating expenses:
Compensation and benefits	1,227	1,212
Purchased services and materials	673	631
Fuel	643	603
Depreciation	633	610
Equipment and other rents	219	241
Other	364	359
Total operating expenses	3,759	3,656
Operating income	2,458	2,371
Other income, net (Note 6)	91	78
Interest expense	(320)	(322)
Income before income taxes	2,229	2,127
Income tax expense	(528)	(501)
Net income	$1,701	$1,626
Share and per share (Note 7):
Earnings per share - basic	$2.87	$2.71
Earnings per share - diluted	$2.87	$2.70
Weighted average number of shares - basic	593.0	601.0
Weighted average number of shares - diluted	593.6	601.9
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the three months ended March 31,	2026	2025
Net income	$1,701	$1,626
Other comprehensive income/(loss):
Defined benefit plans	(1)	3
Foreign currency translation	39	-
Total other comprehensive income/(loss) [a]	38	3
Comprehensive income	$1,739	$1,629
[a]Net of deferred taxes of ($0.1) million and ($0.2) million during the three months ended March 31, 2026 and 2025, respectively.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except share and per share amounts	Mar. 31, 2026	Dec. 31, 2025
Assets
Current assets:
Cash and cash equivalents	$735	$1,266
Short-term investments (Note 12)	300	250
Accounts receivable, net (Note 9)	1,986	1,860
Materials and supplies	838	787
Other current assets	356	392
Total current assets	4,215	4,555
Investments	2,954	2,885
Properties, net (Note 10)	59,955	59,645
Operating lease assets	907	1,036
Other assets	1,613	1,577
Total assets	$69,644	$69,698
Liabilities and common shareholders' equity
Current liabilities:
Accounts payable and other current liabilities (Note 11)	$3,735	$3,494
Debt due within one year (Note 13)	867	1,520
Total current liabilities	4,602	5,014
Debt due after one year (Note 13)	29,784	30,294
Operating lease liabilities	619	738
Deferred income taxes	13,475	13,421
Other long-term liabilities	1,746	1,764
Commitments and contingencies (Note 14)
Total liabilities	50,226	51,231
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,113,365,803 and
1,113,161,191 issued; 593,675,922 and 593,245,884 outstanding, respectively	2,783	2,783
Paid-in-surplus	5,621	5,589
Retained earnings	70,411	69,529
Treasury stock	(58,844)	(58,843)
Accumulated other comprehensive loss (Note 8)	(553)	(591)
Total common shareholders' equity	19,418	18,467
Total liabilities and common shareholders' equity	$69,644	$69,698
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the three months ended March 31,	2026	2025
Operating activities
Net income	$1,701	$1,626
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	633	610
Deferred and other income taxes	54	(7)
Other operating activities, net	(26)	(22)
Changes in current assets and liabilities:
Accounts receivable, net	(126)	(71)
Materials and supplies	(51)	22
Other current assets	(36)	(75)
Accounts payable and other current liabilities	(135)	(236)
Income and other taxes	426	363
Cash provided by operating activities	2,440	2,210
Investing activities
Capital investments	(937)	(906)
Other investing activities, net	(51)	(32)
Cash used in investing activities	(988)	(938)
Financing activities
Debt repaid	(1,172)	(370)
Dividends paid	(821)	(804)
Debt issued (Note 13)	-	1,996
Share repurchase programs (Note 15)	-	(1,420)
Accelerated share repurchase programs pending final settlement (Note 15)	-	(300)
Other financing activities, net	12	20
Cash used in financing activities	(1,981)	(878)
Net change in cash, cash equivalents, and restricted cash	(529)	394
Cash, cash equivalents, and restricted cash at beginning of year	1,280	1,028
Cash, cash equivalents, and restricted cash at end of period	$751	$1,422
Supplemental cash flow information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$143	$173
Cash paid during the period for:
Income taxes, net of refunds	$(59)	$(61)
Interest, net of amounts capitalized	(441)	(439)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$735	$1,411
Restricted cash equivalents in other current assets	9	3
Restricted cash equivalents in other assets	7	8
Total cash, cash equivalents, and restricted cash equivalents per above	$751	$1,422
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions	Common shares	Treasury shares	Common shares	Paid-in-surplus	Retained earnings	Treasury stock	AOCI [a]	Total
Balance at January 1, 2025	1,113.0	(508.8)	$2,783	$5,334	$65,628	$(56,132)	$(723)	$16,890
Net income			-	-	1,626	-	-	1,626
Other comprehensive income/(loss)			-	-	-	-	3	3
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.3	-	41	-	24	-	65
Share repurchase programs (Note 15)	-	(5.7)	-	(300)	-	(1,441)	-	(1,741)
Dividends declared ($1.34 per share)	-	-	-	-	(804)	-	-	(804)
Balance at March 31, 2025	1,113.2	(514.2)	$2,783	$5,075	$66,450	$(57,549)	$(720)	$16,039

Balance at January 1, 2026	1,113.2	(519.9)	$2,783	$5,589	$69,529	$(58,843)	$(591)	$18,467
Net income			-	-	1,701	-	-	1,701
Other comprehensive income/(loss)			-	-	-	-	38	38
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.2	-	32	-	(1)	-	31
Share repurchase programs (Note 15)	-	-	-	-	-	-	-	-
Dividends declared ($1.38 per share)	-	-	-	-	(819)	-	-	(819)
Balance at March 31, 2026	1,113.4	(519.7)	$2,783	$5,621	$70,411	$(58,844)	$(553)	$19,418
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
1. Basis of Presentation
Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2025 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2025, is derived from audited financial statements. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results for the entire year ending December 31, 2026.
The Condensed Consolidated Financial Statements are presented in accordance with GAAP as codified in the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC).
2. Accounting Pronouncements
In November 2024, the FASB issued Accounting Standards Update No. (ASU) 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disclosure of additional information about specific expense categories in the notes to the financial statements. The ASU is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, may be adopted on a prospective or retrospective basis, and early adoption is permitted. The Company is currently evaluating the effect that the new guidance will have on our related disclosures.
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

Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Freight revenues from each of our commodity groups, as described in the table below, includes revenues from shipments to and from Mexico, which amounted to $729 million and $719 million for the three months ended March 31, 2026 and 2025, respectively.
Our significant segment expenses as monitored by the CODM are shown in the table below. This breakout of revenues and expenses is used by the CODM to monitor and assess the financial performance of our rail network by comparing actual results to prior years and plans.

Millions, for the three months ended March 31,	2026	2025
Bulk	$2,026	$1,836
Industrial	2,191	2,082
Premium	1,676	1,773
Total freight revenues	$5,893	$5,691
Other subsidiary revenues	175	194
Accessorial revenues	126	118
Other	23	24
Total operating revenues	$6,217	$6,027
Operating [a]	1,719	1,684
Administrative [a]	185	193
Locomotive fuel	630	591
Acquisition-related (Note 17)	36	-
Other segment items [b]	556	578
Depreciation	633	610
Other income, net	(91)	(78)
Interest expense	320	322
Income tax expense	528	501
Net income	$1,701	$1,626
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
Information regarding stock-based compensation expense appears in the table below:

Millions, for the three months ended March 31,	2026	2025
Stock-based compensation, before tax:
Stock options	$5	$6
Retention awards	21	22
ESPP [a]	3	6
Total stock-based compensation, before tax	$29	$34
Excess income tax benefits from equity compensation plans	$9	$7
[a]Effective with the June 10, 2025, purchase (for employee services rendered in May 2025), the Company match was changed from 40% to 20% of amounts contributed by the employee up to a maximum employee contribution of 5% of monthly salary (limited to $15,000 annually).

Stock options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. At March 31, 2026, outstanding stock options are not subject to performance or market-based vesting conditions.
The table below shows the annual weighted-average assumptions used for Black-Scholes valuation purposes:

Weighted-average assumptions	2026	2025
Risk-free interest rate	3.7%	4.3%
Dividend yield	2.2%	2.2%
Expected life (years)	4.8	4.3
Volatility	22.3%	22.4%
Weighted-average grant-date fair value of options granted	$50.32	$48.70
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
A summary of stock option activity during the three months ended March 31, 2026, is presented below:

	Options (thous.)	Weighted-average exercise price	Weighted-average remaining contractual term (in yrs.)	Aggregate intrinsic value (millions)
Outstanding at January 1, 2026	2,095	$210.29	5.6	$58
Granted	436	251.45	N/A	N/A
Exercised	(224)	146.82	N/A	N/A
Forfeited or expired	(12)	248.62	N/A	N/A
Outstanding at March 31, 2026	2,295	$224.10	6.4	$49
Vested or expected to vest at March 31, 2026	2,271	$223.87	6.4	$49
Options exercisable at March 31, 2026	1,507	$211.41	5.0	$49
At March 31, 2026, there was $27 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years. Additional information regarding stock option exercises appears in the following table:

Millions, for the three months ended March 31,	2026	2025
Intrinsic value of stock options exercised	$24	$20
Cash received from option exercises	30	41
Treasury shares repurchased for employee payroll taxes	(6)	(6)
Income tax benefit realized from option exercises	5	2
Aggregate grant-date fair value of stock options vested	15	16
Retention awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 3 years, and have dividends and dividend equivalents paid to participants during the vesting periods.
Changes in our retention awards during the three months ended March 31, 2026, were as follows:

	Shares (thous.)	Weighted-average grant-date fair value
Nonvested at January 1, 2026	878	$232.18
Granted	256	246.29
Vested [a]	(444)	220.88
Forfeited	(5)	246.81
Nonvested at March 31, 2026	685	$244.67
[a]Starting with the 2023 awards, the vesting period was changed from 4 years to 3 years, which results in the 2022 and 2023 awards both vesting in February of 2026.

At March 31, 2026, there was $96 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.8 years.
Performance stock unit awards – In February 2026, our Board of Directors approved performance stock unit grants. This plan is based on performance targets for annual return on invested capital (ROIC) and operating income growth (OIG) compared to companies in the S&P 100 Industrials Index plus the Class I railroads. We define ROIC as net operating profit adjusted for interest expense (including interest on average operating lease liabilities) and taxes on interest divided by average invested capital adjusted for average operating lease liabilities.
The February 2026 stock units are subject to continued employment for 37 months, the attainment of certain levels of ROIC, and the relative three-year OIG. We expense two-thirds of the fair value of the units that are probable of being earned based on our forecasted ROIC over the three-year performance period, and with respect to the third year of the plan, we expense the remaining one-third of the fair value subject to the relative three-year OIG. We measure the fair value of performance stock units based upon the closing price of the underlying common stock as of the date of grant. Dividend equivalents are accumulated during the service period and paid to participants only after the units are earned.
Changes in our performance stock unit awards during the three months ended March 31, 2026, were as follows:

	Shares (thous.)	Weighted-average grant-date fair value
Nonvested at January 1, 2026	619	$222.68
Granted	336	251.45
Vested	(72)	199.05
Unearned	(96)	202.81
Forfeited	(24)	248.70
Nonvested at March 31, 2026	763	$239.26
At March 31, 2026, there was $27 million of total unrecognized compensation expense related to nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 1.6 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.
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
The components of our net periodic pension benefit/cost were as follows:

Millions, for the three months ended March 31,	2026	2025
Service cost	$9	$11
Interest cost	39	45
Expected return on plan assets	(56)	(60)
Amortization of actuarial loss	2	2
Net periodic pension (benefit)/cost	$(6)	$(2)

Cash contributions
For the three months ended March 31, 2026, cash contributions totaled $0 to the qualified pension plans. Any contributions made during 2026 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At March 31, 2026, we do not have minimum cash funding requirements for 2026.
6. Other Income
Other income included the following:

Millions, for the three months ended March 31,	2026	2025
Real estate income	$76	$64
Net periodic pension benefit/(costs)	15	13
Interest income [a]	15	14
Non-operating property environmental remediation and restoration	(11)	(5)
Other [a]	(4)	(8)
Total	$91	$78
[a]Prior years have been recast to conform to the current year presentation.
7. Earnings Per Share
The following table provides a reconciliation between basic and diluted earnings per share:

Millions, except per share amounts, for the three months ended March 31,	2026	2025
Net income	$1,701	$1,626
Weighted-average number of shares outstanding:
Basic	593.0	601.0
Dilutive effect of stock options	0.2	0.3
Dilutive effect of retention awards	0.4	0.6
Diluted	593.6	601.9
Earnings per share - basic	$2.87	$2.71
Earnings per share - diluted	$2.87	$2.70
Stock options excluded as their inclusion would be anti-dilutive	1.3	0.9

8. Accumulated Other Comprehensive Income/Loss
Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Derivative instruments [a]	Total
Balance at January 1, 2026	$(427)	$(179)	$15	$(591)
Other comprehensive income/(loss) before reclassifications	(1)	39	-	38
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	-	-	-	-
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($0.1) million	(1)	39	-	38
Balance at March 31, 2026	$(428)	$(140)	$15	$(553)

Balance at January 1, 2025	$(498)	$(241)	$16	$(723)
Other comprehensive income/(loss) before reclassifications	3	-	-	3
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	-	-	-	-
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($0.2) million	3	-	-	3
Balance at March 31, 2025	$(495)	$(241)	$16	$(720)
[a]Related to interest rate swaps from equity method investments.
[b]The defined benefit plans accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.
9. Accounts Receivable
Accounts receivable include freight and other receivables reduced by an allowance for doubtful accounts. At March 31, 2026, and December 31, 2025, our accounts receivable were reduced by $7 million and $4 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At March 31, 2026, and December 31, 2025, receivables classified as other assets were reduced by allowances of $62 million and $64 million, respectively.
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
The amount recorded under the Receivables Facility was $0 at both March 31, 2026, and December 31, 2025. During the three months ended March 31, 2026, we issued $0 and repaid $0 under the Receivables Facility. The Receivables Facility was supported by $1.7 billion and $1.5 billion of accounts receivable as collateral at March 31, 2026 and December 31, 2025, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.
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

The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $1 million for both the three months ended March 31, 2026 and 2025.
10. Properties
The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, except estimated useful life As of March 31, 2026	Cost	Accumulated depreciation	Net book value	Estimated useful life
Land	$5,475	N/A	$5,475	N/A
Road:
Rail and other track material	19,831	8,016	11,815	43
Ties	12,893	4,361	8,532	34
Ballast	6,686	2,345	4,341	34
Other roadway [a]	24,719	6,186	18,533	47
Total road	64,129	20,908	43,221	N/A
Equipment:
Locomotives	10,059	3,801	6,258	17
Freight cars	3,090	1,133	1,957	23
Work equipment and other	1,343	555	788	17
Total equipment	14,492	5,489	9,003	N/A
Technology and other	1,430	688	742	12
Construction in progress	1,514	N/A	1,514	N/A
Total	$87,040	$27,085	$59,955	N/A

Millions, except estimated useful life As of December 31, 2025	Cost	Accumulated depreciation	Net book value	Estimated useful life
Land	$5,471	N/A	$5,471	N/A
Road:
Rail and other track material	19,747	7,936	11,811	45
Ties	12,779	4,305	8,474	34
Ballast	6,646	2,309	4,337	34
Other roadway [a]	24,610	6,080	18,530	47
Total road	63,782	20,630	43,152	N/A
Equipment:
Locomotives	9,926	3,813	6,113	18
Freight cars	3,080	1,107	1,973	23
Work equipment and other	1,318	540	778	17
Total equipment	14,324	5,460	8,864	N/A
Technology and other	1,414	669	745	12
Construction in progress	1,413	N/A	1,413	N/A
Total	$86,404	$26,759	$59,645	N/A
[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

11. Accounts Payable and Other Current Liabilities

Millions	Mar. 31, 2026	Dec. 31, 2025
Accounts payable	$940	$804
Income and other taxes payable	845	491
Compensation-related accruals	522	642
Accrued casualty costs	303	278
Interest payable	248	375
Current operating lease liabilities	235	270
Equipment rents payable	98	102
Other	544	532
Total accounts payable and other current liabilities	$3,735	$3,494
12. Financial Instruments
Short-term investments – All of the Company's short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of March 31, 2026, and December 31, 2025, the Company had $300 million and $250 million of short-term investments, respectively. All short-term investments have a maturity of three to twelve months from the date of purchase and are classified as held-to-maturity.
Fair value of financial instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At March 31, 2026, the fair value of total debt was $25.0 billion, approximately $5.7 billion less than the carrying value. At December 31, 2025, the fair value of total debt was $26.5 billion, approximately $5.3 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.
13. Debt
Credit facilities – At March 31, 2026, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. During the three months ended March 31, 2026 we issued $0 and repaid $0 through the Facility. As of March 31, 2026, we had $0 outstanding with the Facility. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility, set to expire May 20, 2027, requires UPC to maintain an adjusted debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.
The definition of debt used for purposes of calculating the adjusted debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of Employee Retirement Income Security Act of 1974 (ERISA), and unamortized debt discount and deferred debt issuance costs. At March 31, 2026, the Company was in compliance with the adjusted debt-to-EBITDA coverage ratio, which allows us to carry up to $48.2 billion of debt (as defined in the Facility), and we had $32.3 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $150 million cross-default provision and a change-of-control provision.
During the three months ended March 31, 2026, we issued $0 and repaid $0 of commercial paper. As of March 31, 2026, we had $0 of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.
Shelf registration statement and significant new borrowings – We filed an automatic shelf registration statement with the SEC that became effective on February 13, 2024. On July 28, 2025, the Board of Directors authorized the issuance of up to $20.0 billion of debt securities. Under our shelf registration, we may issue, from time to time, any combination of debt securities, preferred stock, common stock, or warrants for debt securities or preferred stock in one or more offerings.

During the three months ended March 31, 2026, we did not issue any debt securities under this registration statement. At March 31, 2026, we had remaining authority from the Board of Directors to issue up to $20.0 billion of debt securities under our shelf registration.
Receivables securitization facility – As of both March 31, 2026, and December 31, 2025, we recorded $0 of borrowings under our Receivables Facility as secured debt. (See further discussion in the "Receivables Securitization Facility" section of Note 9).
14. Commitments and Contingencies
See Note 17 for a discussion on the pending acquisition of Norfolk Southern.
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
Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $406 million to $523 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.
Our personal injury liability activity was as follows:

Millions, for the three months ended March 31,	2026	2025
Beginning balance	$413	$379
Current year accruals	29	26
Changes in estimates for prior years	(9)	2
Payments	(27)	(42)
Ending balance at March 31,	$406	$365
Current portion, ending balance at March 31,	$95	$117

Environmental costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 346 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 29 sites that are the subject of actions taken by the U.S. government, including 17 that are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.
Our environmental liability activity was as follows:

Millions, for the three months ended March 31,	2026	2025
Beginning balance	$259	$268
Accruals	22	17
Payments	(19)	(21)
Ending balance at March 31,	$262	$264
Current portion, ending balance at March 31,	$62	$76
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
15. Share Repurchase Programs
Effective April 1, 2025, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2028. As of March 31, 2026, we repurchased a total of 6.1 million shares of our common stock under the 2025 authorization. As part of the pending acquisition of Norfolk Southern described in Note 17, we paused our share repurchases.
Our previous authorization, which was effective April 1, 2022, through March 31, 2025, was approved by our Board of Directors for up to 100 million shares of common stock. We repurchased a total of 31.7 million shares of our common stock under the 2022 authorization.
The table below represents shares repurchased under repurchase programs in the three months ended March 31, 2026 and 2025:

	Number of shares purchased		Average price paid [a]
	2026	2025	2026	2025
First quarter [b]	-	5,745,601	$-	$250.74
[a]In the period of the final settlement, the average price under the accelerated share repurchase programs (ASRs) is calculated based on the total program value less the value assigned to the initial delivery of shares. The average price of the completed 2025 ASRs was $229.32.
[b]Includes 4,815,022 shares repurchased in February 2025 under the ASRs at the average price of $251.73.
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
UPRR had $2.0 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both March 31, 2026, and December 31, 2025. TTX car hire expense of $105 million and $112 million for the three months ended March 31, 2026 and 2025, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $70 million and $72 million at March 31, 2026, and December 31, 2025, respectively.
17. Pending Acquisition
Norfolk Southern Corporation (Norfolk Southern), a Virginia corporation, is one of the nation’s premier transportation companies, moving goods and materials that help drive the U.S. economy. Norfolk Southern connects customers to markets and communities to economic opportunity with safe, reliable, and cost-effective shipping solutions. Its Norfolk Southern Railway Company subsidiary operates in 22 states and the District of Columbia. Norfolk Southern is a major transporter of industrial products, including agriculture, forest, and consumer products, chemicals, and metals and construction materials. In addition, in the East, it serves every major container port and operates an extensive intermodal network. Norfolk Southern is also a principal carrier of coal, automobiles, and automotive parts. Norfolk Southern’s stock is publicly traded on the NYSE under the ticker symbol NSC.
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
At the effective time of the first merger (first effective time), each share of Norfolk Southern common stock issued and outstanding immediately prior to the first effective time, except for shares held by Union Pacific or Norfolk Southern, or their direct or indirect subsidiaries (other than, with respect to shares held by Union Pacific, Norfolk Southern, Ruby Merger Sub 1 Corporation, or Ruby Merger Sub 2 LLC, shares held on behalf of third parties), will be converted automatically into the right to receive one validly issued, fully paid, and nonassessable share of Union Pacific common stock and $88.82 in cash, without interest. Assuming completion of the mergers, we expect approximately 225 million shares of common stock to be issued and approximately $20 billion of cash consideration to be paid. The cash consideration is expected to be funded through a combination of new debt and cash accumulated through cash provided by operating activities. The actual value of the transaction may fluctuate based upon changes in the price of Union Pacific common stock and the number of Norfolk Southern common shares outstanding at the first effective time.
The combination of Norfolk Southern and Union Pacific would create America’s first transcontinental railroad that spans over 50,000 miles across 43 states with access to 10 international interchanges and approximately 100 ports.

Union Pacific filed a registration statement on Form S-4 (File No. 333-290282), which the SEC declared effective on September 30, 2025. Union Pacific and Norfolk Southern each also filed definitive proxy statements on October 1, 2025. Both Union Pacific's and Norfolk Southern's special meetings of shareholders was held on November 14, 2025. Union Pacific shareholders approved the share issuance proposal, and Norfolk Southern shareholders approved the merger agreement proposal (each as described in the companies’ definitive proxy statements).
Completion of the mergers is conditioned on the receipt of Surface Transportation Board (STB) approval and a number of other conditions before the mergers can be consummated, as described in the merger agreement. On December 19, 2025, Union Pacific and Norfolk Southern (applicants) submitted a joint application to the STB seeking approval of the mergers. On December 19, 2025, the STB issued a decision inviting public comment on the application’s completeness. Comments were due December 29, 2025. The applicants replied to comments on January 2, 2026. On January 16, 2026, the STB issued a decision that the joint application was not accepted as complete. The decision does not result in the dismissal of the merger proceeding nor should it be read as an indication of how the STB might ultimately assess any future revised application. The applicants are permitted to file a revised application, which would commence a new review by the STB for completeness. The STB decision directed the applicants to file a letter by February 17, 2026, indicating if and when the applicants anticipate filing a revised application. On February 17, 2026, the applicants filed a letter indicating that a revised application would be filed on April 30, 2026.
Norfolk Southern's management and Board of Directors will continue to manage Norfolk Southern until the first effective time, pursuing its independent business plans and growth strategies. Subject to completion of the mergers, the acquisition is expected to be accounted for as a business combination using the acquisition method of accounting and is currently expected to be completed in 2027.
Union Pacific incurred the following acquisition-related expense associated with the merger agreement:

Millions, for the three months ended March 31,	2026
Acquisition-related expense
Compensation and benefits	$2
Purchased services and materials	31
Other	3
Total acquisition-related expense [a]	$36
[a]Certain acquisition-related costs are non-deductible for income tax purposes.
As of March 31, 2026, deferred share issuance costs of $13 million were recorded and will be recognized in paid-in-surplus upon completion of the mergers.
Both Union Pacific and Norfolk Southern may be required to pay the other a termination fee of $2.5 billion if the merger agreement is terminated under certain circumstances described in the merger agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS
Three months ended March 31, 2026, compared to
three months ended March 31, 2025
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
Critical accounting estimates
The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting estimates are available in Item 7 of our 2025 Annual Report on Form 10-K. During the first three months of 2026, there have not been any significant changes with respect to our critical accounting estimates.
RESULTS OF OPERATIONS
Quarterly summary
The Company reported earnings of $2.87 per diluted share on net income of $1.7 billion and an operating ratio of 60.5% in the first quarter of 2026 compared to earnings of $2.70 per diluted share on net income of $1.6 billion and an operating ratio of 60.7% in the first quarter of 2025. Freight revenues increased 4% in the first quarter of 2026 compared to the same period in 2025 as core pricing gains, higher fuel surcharge revenues, and business mix more than offset a 1% reduction in volume. Higher carloads in domestic intermodal, coal, grain, and industrial chemicals and plastics were more than offset by lower international intermodal carloads, which declined 28% in the first quarter of 2026, and fewer automotive shipments.
Building on solid performance levels throughout 2025, our rail network remained fluid, while improving service levels and operational execution, to achieve best-ever first quarter key operating metric results. Freight car velocity increased 9% and terminal dwell improved 11%. We efficiently aligned operational resources to meet changing customer demands to more bulk and manifest carloads, while increasing train length 3%, despite lower intermodal carloads. Workforce productivity improved 7% and locomotive productivity improved 6% as we optimized network resources while improving both service performance index measures.
Operating expenses increased 3% compared to the first quarter of 2025 due to inflation, higher fuel prices, acquisition-related expenses (see Note 17 to the Condensed Consolidated Financial Statements, Item 1), and higher depreciation, partially offset by productivity. Operating income increased 4% to $2.5 billion, and the operating ratio of 60.5% improved 0.2 points, reflecting top-line growth and productivity gains compared to the first quarter of 2025.

Operating revenues
Millions, for the three months ended March 31,	2026	2025	Change
Freight revenues	$5,893	$5,691	4%
Other subsidiary revenues	175	194	(10)
Accessorial revenues	126	118	7
Other	23	24	(4)
Total	$6,217	$6,027	3%
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
Other subsidiary revenues (primarily logistics operations) are generally recognized over time as shipments move from origin to destination. The allocation of revenues between reporting periods is based on the relative transit time in each reporting period with expenses recognized as incurred. Accessorial revenues are recognized at a point in time as performance obligations are satisfied.
Freight revenues increased 4% on 1% lower carloads in the first quarter of 2026 compared to the same period in 2025 driven by core pricing gains, higher fuel surcharge revenue, and a more favorable business mix (decreases in shipments with lower ARC, such as international intermodal). Higher carloads in domestic intermodal, coal, grain, and industrial chemicals and plastics shipments were more than offset by lower international intermodal carloads and automotive shipments.
Each of our commodity groups includes revenues from fuel surcharges. Freight revenues from fuel surcharge programs increased to $608 million in the first quarter of 2026 compared to $565 million in the same period of 2025 due to higher fuel prices, which were partially offset by the fuel price lag impact (it generally takes up to two months for changing fuel prices to affect fuel surcharge recoveries) and lower volumes.
Other subsidiary revenues decreased in the first quarter of 2026 compared to 2025 primarily driven by the transfer of commuter operations to Metra, lower demand for auto part shipments at our subsidiary that brokers intermodal and transload logistics services, and the sale of a portion of revenue-generating assets in late 2025 from our technology subsidiary. Accessorial revenues increased in the first quarter 2026 compared to 2025 driven by increased storage and intermodal accessorial revenues.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight revenues
Millions, for the three months ended March 31,	2026	2025	Change
Grain & grain products	$1,057	$950	11%
Fertilizer	236	210	12
Food & refrigerated	247	260	(5)
Coal & renewables	486	416	17
Bulk	2,026	1,836	10
Industrial chemicals & plastics	655	607	8
Metals & minerals	555	521	7
Forest products	318	321	(1)
Energy & specialized markets	663	633	5
Industrial	2,191	2,082	5
Automotive	560	581	(4)
Intermodal	1,116	1,192	(6)
Premium	1,676	1,773	(5)
Total	$5,893	$5,691	4%

Revenue carloads
Thousands, for the three months ended March 31,	2026	2025	Change
Grain & grain products	243	214	14%
Fertilizer	52	49	6
Food & refrigerated	39	43	(9)
Coal & renewables	214	185	16
Bulk	548	491	12
Industrial chemicals & plastics	181	169	7
Metals & minerals	183	174	5
Forest products	49	51	(4)
Energy & specialized markets	147	143	3
Industrial	560	537	4
Automotive	183	195	(6)
Intermodal [a]	792	874	(9)
Premium	975	1,069	(9)
Total	2,083	2,097	(1)%

Average revenue per car
For the three months ended March 31,	2026	2025	Change
Grain & grain products	$4,345	$4,434	(2)%
Fertilizer	4,564	4,339	5
Food & refrigerated	6,414	6,058	6
Coal & renewables	2,270	2,250	1
Bulk	3,700	3,744	(1)
Industrial chemicals & plastics	3,620	3,601	1
Metals & minerals	3,028	2,986	1
Forest products	6,505	6,264	4
Energy & specialized markets	4,505	4,433	2
Industrial	3,911	3,877	1
Automotive	3,058	2,971	3
Intermodal [a]	1,408	1,364	3
Premium	1,718	1,658	4
Average	$2,829	$2,714	4%
[a]For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. Freight revenues from bulk shipments increased 10% in the first quarter of 2026 compared to 2025 due to 12% volume growth, core pricing gains, and higher fuel surcharge revenues, partially offset by business mix (from increased coal shipments). Bulk carload growth was driven by increased coal shipments from continued higher coal usage in electricity generation due to elevated natural gas prices combined with business wins, and also driven by increased export grain shipments, partially offset by lower food and refrigerated carloads.
Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments increased 5% in the first quarter of 2026 compared to 2025 due to increased volumes, core pricing gains, and higher fuel surcharge revenues, partially offset by business mix (from higher rock shipments and lower lumber shipments). The 4% quarterly carload improvement was driven by increased demand for industrial chemicals and plastics and construction materials coupled with business development efforts, which more than offset reduced shipments from continued weak lumber demand.
Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenues decreased 5% in the first quarter of 2026 compared to 2025 driven by 9% lower volumes, which were partially offset by higher fuel surcharge revenues, core pricing gains, and business mix (from reduced international intermodal shipments). First quarter of 2026 intermodal volumes were down 9% driven by a 28% reduction in international intermodal carloads as a result of elevated U.S. West Coast imports in the first quarter of 2025 that did not recur, partially offset by continued strong domestic intermodal growth. Automotive shipments decreased 6% in the first quarter of 2026 compared to 2025 due to lower production as a result of weaker finished vehicle demand.
Mexico business – Freight revenues from each of our commodity groups includes revenues from shipments to and from Mexico, which increased 1% to $729 million in the first quarter of 2026 compared to 2025 driven by 3% volume growth due to increased intermodal, partially offset by lower beverage, steel, and automotive shipments.

Operating expenses
Millions, for the three months ended March 31,	2026	2025	Change
Compensation and benefits	1,227	1,212	1%
Purchased services and materials	673	631	7
Fuel	643	603	7
Depreciation	633	610	4
Equipment and other rents	219	241	(9)
Other	364	359	1
Total	$3,759	$3,656	3%
Operating expenses increased 3% compared to the first quarter of 2025 due to inflation, higher fuel prices, acquisition-related expenses (see Note 17 to the Condensed Consolidated Financial Statements, Item 1), and higher depreciation expense. These increases were partially offset by productivity.
Compensation and benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. For the first quarter of 2026, compensation and benefits expense increased 1% compared to 2025 due to wage inflation and higher incentive compensation costs, which was partially offset by lower employee levels.
Purchased services and materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expense incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expense; and tools and supplies. Purchased services and materials increased 7% in the first quarter of 2026 compared to 2025 driven by acquisition-related expenses and inflation offset by lower costs associated with improved locomotive productivity.
Depreciation – The majority of depreciation expense relates to road property, including rail, ties, ballast, and other track material. Depreciation expense increased 4% for the first quarter of 2026 compared to 2025 driven by a higher depreciable asset base.

Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense increased in the first quarter of 2026 compared to the same period in 2025 driven by an increase in locomotive diesel fuel prices and gross ton-miles, partially offset by 4% improvement in the fuel consumption rate (computed as gallons of fuel consumed divided by gross ton-miles in thousands). Locomotive diesel fuel prices averaged $2.69 and $2.51 per gallon (including taxes and transportation costs) in the first quarter of 2026 and 2025, respectively.
Equipment and other rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expense, offset by equity income from certain equity method investments. Equipment and other rents expense decreased 9% in the first quarter of 2026 driven by lower car hire expense attributable to improved cycle times and lower operating equipment lease expense, partially offset by lower equity income.
Other – Other expense includes state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental remediation; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other expense increased 1% in the first quarter of 2026 compared to 2025 driven by higher equipment and property damage costs, property taxes, and bad debt expense. These increases are partially offset by lower personal injury costs.

Non operating items
Millions, for the three months ended March 31,	2026	2025	Change
Other income, net	$91	$78	17%
Interest expense	(320)	(322)	(1)
Income tax expense	(528)	(501)	5
Other income, net – Other income increased in the first quarter of 2026 compared to 2025 driven by higher real estate income. See Note 6 to the Condensed Consolidated Financial Statements, Item 1, for additional detail.
Interest expense – Interest expense decreased slightly in the first quarter of 2026 compared to 2025 as a result of lower weighted-average debt levels. The effective interest rate was 4.1% for both periods. The weighted-average debt levels were $31.4 billion and $31.9 billion for first quarter of 2026 and 2025, respectively.
Income tax expense – Income tax expense increased 5% in the first quarter of 2026 compared to 2025 due to higher pre-tax income. Our effective tax rates were 23.7% and 23.6% for the first quarter of 2026 and 2025, respectively.

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
Railroad performance measures are included in the table below:

For the three months ended March 31,	2026	2025	Change
Gross ton-miles (GTMs) (billions)	220.6	212.8	4%
Revenue ton-miles (billions)	111.5	104.0	7
Freight car velocity (daily miles per car)	235	215	9
Average train speed (miles per hour) [a]	25.5	23.7	8
Average terminal dwell time (hours) [a]	19.7	22.1	(11)
Locomotive productivity (GTMs per horsepower day)	144	136	6
Train length (feet)	9,746	9,490	3
Intermodal service performance index (%)	98	94	4 pts
Manifest service performance index (%)	98	93	5 pts
Workforce productivity (car miles per employee)	1,163	1,091	7
Total employees (average)	28,647	30,146	(5)
Operating ratio (%)	60.5	60.7	(0.2) pts
[a]As reported to the STB.
Gross and revenue ton-miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of rate miles. Gross ton-miles and revenue ton-miles increased 4% and 7%, respectively, in the first quarter of 2026 compared to 2025, while corresponding carloads decreased 1%. Changes in business mix drove the variances between gross ton-miles, revenue ton-miles, and carloads due to higher coal and grain shipments that are generally heavier and decreased intermodal shipments that are generally lighter.
Freight car velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Freight car velocity increased 9% in the first quarter of 2026 compared to 2025 driven by an 11% decrease in terminal dwell and an 8% improvement in train speed.
Locomotive productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower available. Locomotive productivity increased 6% in the first quarter of 2026, driven by improved network fluidity and asset utilization as the average active fleet decreased 4% even as gross ton-miles increased.
Train length – Train length is the average maximum train length on a route measured in feet. Even with lower international intermodal volumes, train length increased 3% in the first quarter of 2026 compared to 2025 due to train length improvement initiatives, specifically driven by proprietary technology and mainline capacity investments.
Service performance index (SPI) – SPI is a ratio of the service customers are currently receiving relative to the best monthly performance over the last three years. Measuring our performance relative to a historical benchmark demonstrates our focus on continuously improving service for our customers. Our SPI is calculated for intermodal and manifest products. Intermodal SPI improved 4 points in the first quarter of 2026 compared to 2025. Manifest SPI improved 5 points in the first quarter of 2026 compared to 2025. The improvements in SPI are driven by the continued network fluidity as we adjusted to changing customer demand for higher grain shipments, reduced intermodal shipments, and continued strong coal carloads.
Workforce productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 7% in the first quarter of 2026 compared to 2025, as average daily car miles increased 1% while employee levels declined 5% compared to 2025. We continually align our active train, engine, and yard (TE&Y) workforce to meet customer demands in a dynamic economic environment, while maintaining operational fluidity. As a result, our active TE&Y decreased 4% during the first quarter of 2026 on a 1% reduction in carload levels compared to the same period in 2025.

Operating ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. For the first quarter of 2026, our operating ratio of 60.5% improved 0.2 points driven by productivity initiatives and core pricing gains, partially offset by inflation and acquisition-related expenses.

Debt / net income
Millions, except ratios for the trailing twelve months ended [1]	Mar. 31, 2026	Dec. 31, 2025
Debt	$30,651	$31,814
Net income	7,213	7,138
Debt / net income	4.2	4.5

Adjusted debt / adjusted EBITDA
Millions, except ratios for the trailing twelve months ended [1]	Mar. 31, 2026	Dec. 31, 2025
Net income	$7,213	$7,138
Add:
Income tax expense	2,055	2,028
Depreciation	2,488	2,465
Interest expense	1,307	1,309
EBITDA	$13,063	$12,940
Adjustments:
Other income, net	(642)	(629)
Interest on operating lease liabilities [2]	35	40
Adjusted EBITDA (a)	$12,456	$12,351
Debt	$30,651	$31,814
Operating lease liabilities	854	1,008
Adjusted debt (b)	$31,505	$32,822
Adjusted debt / adjusted EBITDA (b/a)	2.5	2.7
[1]The trailing twelve months income statement information ended March 31, 2026, is recalculated by taking the twelve months ended December 31, 2025, subtracting the three months ended March 31, 2025, and adding the three months ended March 31, 2026.
[2]Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.
Adjusted debt (total debt plus operating lease liabilities plus after-tax unfunded pension and OPEB (other post-retirement benefit) obligations) to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10(e) of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is debt to net income ratio. The tables above provide reconciliations from net income to adjusted EBITDA, debt to adjusted debt, and debt to net income to adjusted debt to adjusted EBITDA. At March 31, 2026, and December 31, 2025, the incremental borrowing rate on operating leases was 4.1% and 4.0%, respectively. Pension and OPEB were funded at March 31, 2026, and December 31, 2025.

LIQUIDITY AND CAPITAL RESOURCES
Financial condition

Cash flows
Millions, for the three months ended March 31,	2026	2025
Cash provided by operating activities	$2,440	$2,210
Cash used in investing activities	(988)	(938)
Cash used in financing activities	(1,981)	(878)
Net change in cash, cash equivalents, and restricted cash	$(529)	$394
Operating activities
Cash provided by operating activities increased 10% in the first three months of 2026 compared to the same period of 2025 driven by higher net income.
Investing activities
Cash used in investing activities increased 5% in the first three months of 2026 compared to the same period of 2025 driven by an increase in early lease buyouts.
The table below details cash capital investments:

Millions, for the three months ended March 31,	2026	2025
Rail and other track material	$127	$118
Ties	150	141
Ballast	53	43
Other [a]	132	127
Total road infrastructure replacements	462	429
Line expansion and other capacity projects	59	48
Commercial facilities	37	77
Total capacity and commercial facilities	96	125
Locomotives and freight cars [b]	267	257
Technology and other	112	95
Total cash capital investments [c]	$937	$906
[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]Locomotives and freight cars include early lease buyouts of $176 million in 2026 and $127 million in 2025.
[c]Weather-related damages for the three months ended March 31, 2026 and 2025, are immaterial.
See Note 17 of the Condensed Consolidated Financial Statements, Item 1, for the pending acquisition of Norfolk Southern.
Capital plan
In 2026, we expect our capital plan to be approximately $3.3 billion. We plan to continue to make investments to support our growth strategy, improve the safety, resiliency, and operational efficiency of the network, harden our infrastructure, and replace older assets, including modernization of our locomotive fleet and acquiring freight cars to support replacement and growth opportunities. In addition, the plan includes investments in growth-related projects to drive more carloads to the network and enhance productivity through technology. This includes terminal investments supporting our manifest network and intermodal ramps to efficiently handle new and existing customers, along with siding investments (extensions and new), and second mainline track projects. The capital plan may be revised if business conditions warrant or if laws or regulations affect our ability to generate sufficient returns on these investments.

Financing activities
Cash used in financing activities increased in the first three months of 2026 compared to the same period of 2025 driven by a decrease in debt issued and increase in debt repaid, partially offset by the pause of our share repurchases as part of the pending acquisition of Norfolk Southern.
See Note 13 of the Condensed Consolidated Financial Statements, Item 1, for a description of all our outstanding financing arrangements and significant new borrowings, Note 15 of the Condensed Consolidated Financial Statements, Item 1, for a description of our share repurchase programs, and Note 17 of the Condensed Consolidated Financial Statements, Item 1, for the pending acquisition of Norfolk Southern.
Free cash flow and cash flow conversion rate – Free cash flow is defined as cash provided by operating activities less cash used in investing activities and dividends paid. Cash flow conversion rate is defined as cash provided by operating activities less cash used for capital investments as a ratio of net income.
Free cash flow and cash flow conversion rate are considered non-GAAP financial measures by SEC Regulation G and Item 10(e) of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe free cash flow and cash flow conversion rate are important to management and investors in evaluating our financial performance and measures our ability to generate cash without additional external financing. Free cash flow and cash flow conversion rate should be considered in addition to, rather than as a substitute for, cash provided by operating activities.
The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions, for the three months ended March 31,	2026	2025
Cash provided by operating activities	$2,440	$2,210
Cash used in investing activities	(988)	(938)
Dividends paid	(821)	(804)
Free cash flow	$631	$468
The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions, except percentages, for the three months ended March 31,	2026	2025
Cash provided by operating activities	$2,440	$2,210
Cash used in capital investments	(937)	(906)
Total (a)	$1,503	$1,304
Net income (b)	$1,701	$1,626
Cash flow conversion rate (a/b)	88%	80%
Current liquidity status
We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volume.
During the first quarter of 2026, we generated $2.4 billion of cash provided by operating activities and paid our quarterly dividend. In the third quarter of 2025, we announced the pending acquisition of Norfolk Southern described in Note 17 of the Condensed Consolidated Financial Statements, Item 1, and paused our share repurchases. On March 31, 2026, we had $735 million of cash and cash equivalents, $300 million of short-term investments, $2.0 billion of credit available under our revolving credit facility, and up to $600 million undrawn on the Receivables Facility. We have been, and we expect to continue to be, in compliance with our debt covenants.

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
The following table identifies material contractual obligations as of March 31, 2026:

		Apr. 1, through Dec. 31, 2026	Payments Due by Dec. 31,
Millions	Total		2027	2028	2029	2030	After 2030
Debt [a]	$57,833	$1,133	$2,455	$2,402	$2,360	$1,816	$47,667
Purchase obligations [b]	2,387	635	567	461	418	291	15
Operating leases [c]	957	152	221	190	125	98	171
Other post-retirement benefits [d]	346	27	36	36	36	36	175
Finance lease obligations [e]	90	18	37	14	21	-	-
Total contractual obligations	$61,613	$1,965	$3,316	$3,103	$2,960	$2,241	$48,028
[a]Excludes finance lease obligations of $84 million as well as unamortized discount and deferred issuance costs of ($1,668) million. Includes an interest component of $25,598 million.
[b]Purchase obligations include locomotive maintenance contracts; purchase commitments for ties, ballast, and rail; and agreements to purchase other goods and services.
[c]Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $103 million.
[d]Includes estimated other post-retirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.
[e]Represents total obligations, including interest component of $6 million.
OTHER MATTERS
Asserted and unasserted claims – See Note 14 to the Condensed Consolidated Financial Statements, Item 1.
Indemnities – See Note 14 to the Condensed Consolidated Financial Statements, Item 1.
Pending Acquisition – See Note 17 to the Condensed Consolidated Financial Statements, Item 1, and the Agreement and Plan of Merger dated as of July 28, 2025, by and among UPC, Ruby Merger Sub 1 Corporation, Ruby Merger Sub 2 LLC, and Norfolk Southern, which is incorporated herein by reference to Exhibit 2.1 to the Corporation’s Current Report on Form 8-K dated July 29, 2025.

CAUTIONARY INFORMATION
Certain statements in this report, and statements in other reports or information filed or to be filed with the SEC (as well as information included in oral statements or other written statements made or to be made by us), are, or will be, forward-looking statements as defined by the Securities Act of 1933 and the Securities Exchange Act of 1934. These forward-looking statements and information include, without limitation, statements and information set forth under the captions “Liquidity and Capital Resources” regarding our capital plan, share repurchase programs, contractual obligations, and "Other Matters" in this Item 2 of Part I. Forward-looking statements and information also include any other statements or information in this report (including information incorporated herein by reference) regarding: the merger agreement and the transactions contemplated therein (described in Note 17 to the Condensed Consolidated Financial Statements, Item 1), potential impacts of public health crises, including pandemics, epidemics, and the outbreak of other contagious disease, such as the coronavirus and its variant strains (COVID); wars, conflicts, and other geopolitical tensions in Ukraine, the Middle East, and elsewhere, and any impacts on our business operations, financial results, liquidity, and financial position, and on the world economy (including customers, employees, and supply chains), including as a result of fluctuations in volume and carloadings; closing of customer manufacturing, distribution, or production facilities; expectations as to operational or service improvements; expectations as to hiring challenges; availability of employees; expectations regarding the effectiveness of steps taken or to be taken to improve operations, service, infrastructure improvements, and transportation plan modifications (including those discussed in response to increased traffic); expectations as to cost savings, revenue growth, and earnings; the time by which goals, targets, aspirations, or objectives will be achieved; projections, predictions, expectations, estimates, or forecasts as to our business, financial, and operational results, future economic performance, and general economic conditions; proposed new products and services; estimates of costs relating to environmental remediation and restoration; estimates and expectations regarding tax matters; estimates and expectations regarding current or potential tariffs; expectations that claims, litigation, environmental costs, commitments, contingent liabilities, labor negotiations or agreements, cyber-attacks, or other matters will not have a material adverse effect on our consolidated results of operations, financial condition, or liquidity and any other similar expressions concerning matters that are not historical facts. Forward-looking statements may be identified by their use of forward-looking terminology, such as “believes,” “expects,” “may,” “could,” “should,” “would,” “will,” “intends,” “plans,” “estimates,” “anticipates,” “projects,” “pro forma,” and similar words, phrases, expressions, or other comparable terminology.
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
The Risk Factors in Item 1A of our 2025 Annual Report on Form 10-K, filed February 6, 2026, could affect our future results and could cause those results or other outcomes to differ materially from those expressed or implied in any forward-looking statements or information. To the extent circumstances require or we deem it otherwise necessary, we will update or amend these risk factors in a Form 10-Q, Form 8-K, or subsequent Form 10-K. All forward-looking statements are qualified by, and should be read in conjunction with, these Risk Factors.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There were no material changes to the Quantitative and Qualitative Disclosures About Market Risk previously disclosed in our 2025 Annual Report on Form 10-K.
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
Information concerning environmental claims and contingencies and estimated remediation costs is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Environmental, Item 7, and Note 17 of the Financial Statements and Supplementary Data, Item 8, of our 2025 Annual Report on Form 10-K.
Item 1A. Risk Factors
For a discussion of our potential risks and uncertainties, see the risk factors disclosed in our Form 10-K for the year ended December 31, 2025. These risks could materially and adversely affect our business, financial condition, results of operations (including revenues and profitability), and/or stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities – The following table presents common stock repurchases during each month for the first quarter of 2026:

Period	Total number of shares purchased [a]	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program [b]	Maximum number of shares that may be purchased under current authority [c]
Jan. 1 through Jan. 31	1,328	$229.93	-	93,888,442
Feb. 1 through Feb. 28	172,924	252.20	-	93,888,442
Mar. 1 through Mar. 31	365	252.22	-	93,888,442
Total	174,617	$252.03	-	N/A
[a]Total number of shares purchased during the quarter includes 174,617 shares delivered or attested to UPC by employees to pay stock option exercise prices and satisfy tax withholding obligations for stock option exercises or vesting of retention awards.
[b]As part of the pending acquisition of Norfolk Southern described in Note 17 to the Condensed Consolidated Financial Statements, Item 1, we paused our share repurchases.
[c]Effective April 1, 2025, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2028.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
On February 18, 2026, Kenny G. Rocker, Executive Vice President - Marketing and Sales, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 41,397 shares of Union Pacific Corporation common stock, of which 41,397 are to be acquired upon the exercise of vested stock options, between May 20, 2026, and February 18, 2027, subject to certain conditions.
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

101
The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 (filed with the SEC on April 23, 2026), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended March 31, 2026 and 2025, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Financial Position at March 31, 2026, and December 31, 2025, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended March 31, 2026 and 2025, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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
Dated: April 23, 2026

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Carrie J. Powers
Carrie J. Powers
Vice President, Controller, and
Chief Accounting Officer
(Principal Accounting Officer)