Form 10-Q
period 2026-06-30
UNION PACIFIC CORP
filed 2026-07-23
CIK 100885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
☐ Yes ☑ No
As of July 17, 2026, there were 594,075,498 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION
AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except per share amounts, for the three months ended June 30,	2026	2025
Operating revenues:
Freight revenues	$6,518	$5,843
Other revenues	346	311
Total operating revenues	6,864	6,154
Operating expenses:
Compensation and benefits	1,240	1,249
Fuel	938	576
Purchased services and materials	709	642
Depreciation	638	613
Equipment and other rents	214	230
Other	362	319
Total operating expenses	4,101	3,629
Operating income	2,763	2,525
Other income, net (Note 6)	105	123
Interest expense	(313)	(335)
Income before income taxes	2,555	2,313
Income tax expense (Note 7)	(562)	(437)
Net income	$1,993	$1,876
Share and per share (Note 8):
Earnings per share - basic	$3.36	$3.16
Earnings per share - diluted	$3.36	$3.15
Weighted average number of shares - basic	593.4	594.1
Weighted average number of shares - diluted	594.0	594.8
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the three months ended June 30,	2026	2025
Net income	$1,993	$1,876
Other comprehensive income/(loss):
Defined benefit plans	-	(2)
Foreign currency translation	(2)	30
Derivative instruments	(1)	-
Total other comprehensive income/(loss) [a]	(3)	28
Comprehensive income	$1,990	$1,904
[a]Net of deferred taxes of $0.0 million and ($1.7) million during the three months ended June 30, 2026 and 2025, respectively.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except per share amounts, for the six months ended June 30,	2026	2025
Operating revenues:
Freight revenues	$12,411	$11,534
Other revenues	670	647
Total operating revenues	13,081	12,181
Operating expenses:
Compensation and benefits	2,467	2,461
Fuel	1,581	1,179
Purchased services and materials	1,382	1,273
Depreciation	1,271	1,223
Equipment and other rents	433	471
Other	726	678
Total operating expenses	7,860	7,285
Operating income	5,221	4,896
Other income, net (Note 6)	196	201
Interest expense	(633)	(657)
Income before income taxes	4,784	4,440
Income tax expense (Note 7)	(1,090)	(938)
Net income	$3,694	$3,502
Share and per share (Note 8):
Earnings per share - basic	$6.23	$5.86
Earnings per share - diluted	$6.22	$5.85
Weighted average number of shares - basic	593.2	597.5
Weighted average number of shares - diluted	593.8	598.4
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the six months ended June 30,	2026	2025
Net income	$3,694	$3,502
Other comprehensive income/(loss):
Defined benefit plans	(1)	1
Foreign currency translation	37	30
Derivative instruments	(1)	-
Total other comprehensive income/(loss) [a]	35	31
Comprehensive income	$3,729	$3,533
[a]Net of deferred taxes of ($0.1) million and ($1.9) million during the six months ended June 30, 2026 and 2025, respectively.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except share and per share amounts	Jun. 30, 2026	Dec. 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,614	$1,266
Short-term investments (Note 13)	500	250
Accounts receivable, net (Note 10)	2,130	1,860
Materials and supplies	919	787
Other current assets	370	392
Total current assets	5,533	4,555
Investments	2,977	2,885
Properties, net (Note 11)	60,199	59,645
Operating lease assets	875	1,036
Other assets	1,627	1,577
Total assets	$71,211	$69,698
Liabilities and common shareholders' equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$4,324	$3,494
Debt due within one year (Note 14)	1,288	1,520
Total current liabilities	5,612	5,014
Debt due after one year (Note 14)	29,039	30,294
Operating lease liabilities	609	738
Deferred income taxes	13,525	13,421
Other long-term liabilities	1,753	1,764
Commitments and contingencies (Note 15)
Total liabilities	50,538	51,231
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,113,359,575 and
1,113,161,191 issued; 593,957,035 and 593,245,884 outstanding, respectively	2,783	2,783
Paid-in-surplus	5,677	5,589
Retained earnings	71,584	69,529
Treasury stock	(58,815)	(58,843)
Accumulated other comprehensive loss (Note 9)	(556)	(591)
Total common shareholders' equity	20,673	18,467
Total liabilities and common shareholders' equity	$71,211	$69,698
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the six months ended June 30,	2026	2025
Operating activities
Net income	$3,694	$3,502
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,271	1,223
Deferred and other income taxes	93	(123)
Other operating activities, net	6	(43)
Changes in current assets and liabilities:
Accounts receivable, net	(270)	(21)
Materials and supplies	(132)	(5)
Other current assets	(26)	(49)
Accounts payable and other current liabilities	52	(203)
Income and other taxes	828	262
Cash provided by operating activities	5,516	4,543
Investing activities
Capital investments	(1,810)	(1,842)
Other investing activities, net	(254)	3
Cash used in investing activities	(2,064)	(1,839)
Financing activities
Dividends paid	(1,640)	(1,599)
Debt repaid	(1,506)	(409)
Share repurchase programs (Note 16)	(26)	(2,679)
Debt issued (Note 14)	-	1,995
Other financing activities, net	63	43
Cash used in financing activities	(3,109)	(2,649)
Net change in cash, cash equivalents, and restricted cash	343	55
Cash, cash equivalents, and restricted cash at beginning of year	1,280	1,028
Cash, cash equivalents, and restricted cash at end of period	$1,623	$1,083
Supplemental cash flow information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$140	$157
Cash paid during the period for:
Income taxes, net of refunds	$(236)	$(785)
Interest, net of amounts capitalized	(638)	(610)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$1,614	$1,060
Restricted cash equivalents in other current assets	2	18
Restricted cash equivalents in other assets	7	5
Total cash, cash equivalents, and restricted cash equivalents per above	$1,623	$1,083
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions	Common shares	Treasury shares	Common shares	Paid-in-surplus	Retained earnings	Treasury stock	AOCI [a]	Total
Balance at April 1, 2025	1,113.2	(514.2)	$2,783	$5,075	$66,450	$(57,549)	$(720)	$16,039
Net income			-	-	1,876	-	-	1,876
Other comprehensive income/(loss)			-	-	-	-	28	28
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.1	-	47	-	15	-	62
Share repurchase programs (Note 16)	-	(6.1)	-	383	-	(1,336)	-	(953)
Dividends declared ($1.34 per share)	-	-	-	-	(794)	-	-	(794)
Balance at June 30, 2025	1,113.2	(520.2)	$2,783	$5,505	$67,532	$(58,870)	$(692)	$16,258

Balance at April 1, 2026	1,113.4	(519.7)	$2,783	$5,621	$70,411	$(58,844)	$(553)	$19,418
Net income			-	-	1,993	-	-	1,993
Other comprehensive income/(loss)			-	-	-	-	(3)	(3)
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.3	-	56	-	29	-	85
Share repurchase programs (Note 16)	-	-	-	-	-	-	-	-
Dividends declared ($1.38 per share)	-	-	-	-	(820)	-	-	(820)
Balance at June 30, 2026	1,113.4	(519.4)	$2,783	$5,677	$71,584	$(58,815)	$(556)	$20,673

Millions	Common shares	Treasury shares	Common shares	Paid-in-surplus	Retained earnings	Treasury stock	AOCI [a]	Total
Balance at January 1, 2025	1,113.0	(508.8)	$2,783	$5,334	$65,628	$(56,132)	$(723)	$16,890
Net income			-	-	3,502	-	-	3,502
Other comprehensive income/(loss)			-	-	-	-	31	31
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.5	-	88	-	39	-	127
Share repurchase programs (Note 16)	-	(11.9)	-	83	-	(2,777)	-	(2,694)
Dividends declared ($2.68 per share)	-	-	-	-	(1,598)	-	-	(1,598)
Balance at June 30, 2025	1,113.2	(520.2)	$2,783	$5,505	$67,532	$(58,870)	$(692)	$16,258

Balance at January 1, 2026	1,113.2	(519.9)	$2,783	$5,589	$69,529	$(58,843)	$(591)	$18,467
Net income			-	-	3,694	-	-	3,694
Other comprehensive income/(loss)			-	-	-	-	35	35
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.5	-	88	-	28	-	116
Share repurchase programs (Note 16)	-	-	-	-	-	-	-	-
Dividends declared ($2.76 per share)	-	-	-	-	(1,639)	-	-	(1,639)
Balance at June 30, 2026	1,113.4	(519.4)	$2,783	$5,677	$71,584	$(58,815)	$(556)	$20,673
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
1. Basis of Presentation
Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2025 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2025, is derived from audited financial statements. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results for the entire year ending December 31, 2026.
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

In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes accounting and disclosure requirements for environmental credits and environmental credit obligations. The ASU is effective for fiscal years beginning after December 15, 2027, and interim reporting periods within those fiscal years. An entity should apply the ASU on a retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. An entity should not recast any financial statement information before the period of adoption. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the effect that the new guidance will have on our consolidated financial statements and related disclosures.

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
Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Freight revenues from each of our commodity groups, as described in the table below, includes revenues from shipments to and from Mexico, which amounted to $828 million and $751 million for the three months ended June 30, 2026 and 2025, respectively, and $1.6 billion and $1.5 billion for the six months ended June 30, 2026 and 2025, respectively.
Our significant segment expenses as monitored by the CODM are shown in the table below. This breakout of revenues and expenses is used by the CODM to monitor and assess the financial performance of our rail network by comparing actual results to prior years and plans.

	Three months ended June 30,		Six months ended June 30,
Millions	2026	2025	2026	2025
Bulk	$2,043	$1,901	$4,069	$3,737
Industrial	2,386	2,212	4,577	4,294
Premium	2,089	1,730	3,765	3,503
Total freight revenues	$6,518	$5,843	$12,411	$11,534
Other subsidiary revenues	194	181	369	375
Accessorial revenues	129	107	255	225
Other	23	23	46	47
Total operating revenues	$6,864	$6,154	$13,081	$12,181
Operating [a]	1,741	1,685	3,460	3,369
Administrative [a]	182	188	367	381
Locomotive fuel	913	563	1,543	1,154
Acquisition-related (Note 18) [b]	35	1	71	1
Other segment items [b] [c]	592	579	1,148	1,157
Depreciation	638	613	1,271	1,223
Other income, net	(105)	(123)	(196)	(201)
Interest expense	313	335	633	657
Income tax expense	562	437	1,090	938
Net income	$1,993	$1,876	$3,694	$3,502
[a]Operating and administrative includes compensation and benefits, purchased services and materials, equipment and other rents, non-locomotive fuel, and other expenses.
[b]Prior periods have been recast to reflect the presentation of the CODM’s review in the current year.
[c]Other segment items includes car hire and leases, casualty costs, state and local taxes, subsidiary expense, and other overhead expense.

4. Stock-Based Compensation
We have several stock-based compensation plans where employees receive nonvested stock options, nonvested retention shares, and nonvested stock units. We refer to the nonvested shares and stock units collectively as “retention awards”. Employees may also participate in our employee stock purchase plan (ESPP).
Information regarding stock-based compensation expense appears in the table below:

	Three months ended June 30,		Six months ended June 30,
Millions	2026	2025	2026	2025
Stock-based compensation, before tax:
Stock options	$5	$7	$10	$13
Retention awards	23	26	44	48
ESPP [a]	3	4	6	10
Total stock-based compensation, before tax	$31	$37	$60	$71
Excess income tax benefits from equity compensation plans	$3	$1	$12	$8
[a]Effective with the June 10, 2025, purchase (for employee services rendered in May 2025), the Company match was changed from 40% to 20% of amounts contributed by the employee up to a maximum employee contribution of 5% of monthly salary (limited to $15,000 annually).
Stock options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. At June 30, 2026, outstanding stock options are not subject to performance or market-based vesting conditions.
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
A summary of stock option activity during the six months ended June 30, 2026, is presented below:

	Options (thous.)	Weighted-average exercise price	Weighted-average remaining contractual term (in yrs.)	Aggregate intrinsic value (millions)
Outstanding at January 1, 2026	2,095	$210.29	5.6	$58
Granted	436	251.45	N/A	N/A
Exercised	(438)	165.88	N/A	N/A
Forfeited or expired	(15)	248.29	N/A	N/A
Outstanding at June 30, 2026	2,078	$228.01	6.5	$91
Vested or expected to vest at June 30, 2026	2,054	$277.82	6.4	$91
Options exercisable at June 30, 2026	1,294	$215.69	5.0	$73

At June 30, 2026, there was $21 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.2 years. Additional information regarding stock option exercises appears in the following table:

	Three months ended June 30,		Six months ended June 30,
Millions	2026	2025	2026	2025
Intrinsic value of stock options exercised	$18	$1	$42	$21
Cash received from option exercises	41	5	71	46
Treasury shares repurchased for employee payroll taxes	(6)	(1)	(12)	(7)
Income tax benefit realized from option exercises	2	1	7	3
Aggregate grant-date fair value of stock options vested	-	-	15	16
Retention awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 3 years, and have dividends and dividend equivalents paid to participants during the vesting periods.
Changes in our retention awards during the six months ended June 30, 2026, were as follows:

	Shares (thous.)	Weighted-average grant-date fair value
Nonvested at January 1, 2026	878	$232.18
Granted	256	246.29
Vested [a]	(450)	220.79
Forfeited	(14)	245.37
Nonvested at June 30, 2026	670	$244.95
[a]Starting with the 2023 awards, the vesting period was changed from 4 years to 3 years, which resulted in the 2022 and 2023 awards both vesting in February of 2026.
At June 30, 2026, there was $81 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.5 years.
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
Changes in our performance stock unit awards during the six months ended June 30, 2026, were as follows:

	Shares (thous.)	Weighted-average grant-date fair value
Nonvested at January 1, 2026	619	$222.68
Granted	336	251.45
Vested	(74)	199.73
Unearned	(96)	202.81
Forfeited	(28)	248.76
Nonvested at June 30, 2026	757	$239.25

At June 30, 2026, there was $23 million of total unrecognized compensation expense related to nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 1.3 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.
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
The components of our net periodic pension benefit/cost were as follows:

	Three months ended June 30,		Six months ended June 30,
Millions	2026	2025	2026	2025
Service cost	$9	$11	$18	$22
Interest cost	39	45	78	90
Expected return on plan assets	(56)	(61)	(112)	(121)
Amortization of actuarial loss	2	2	4	4
Net periodic pension (benefit)/cost	$(6)	$(3)	$(12)	$(5)
Cash contributions
For the six months ended June 30, 2026, cash contributions totaled $0 to the qualified pension plans. Any contributions made during 2026 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At June 30, 2026, we do not have minimum cash funding requirements for 2026.
6. Other Income
Other income included the following:

	Three months ended June 30,		Six months ended June 30,
Millions	2026	2025	2026	2025
Real estate income	$80	$102	$156	$166
Interest income	16	16	31	30
Net periodic pension benefit/(costs)	15	14	30	27
Non-operating property environmental remediation and restoration	(8)	(7)	(19)	(12)
Other	2	(2)	(2)	(10)
Total	$105	$123	$196	$201

7. Income Taxes
In the second quarter of 2026, changes in state tax laws and other state tax matters resulted in a $27 million reduction of our deferred tax expense.
In the second quarter of 2025, the state of Kansas enacted corporate income tax legislation that resulted in a $115 million reduction of our deferred tax expense.
8. Earnings Per Share
The following table provides a reconciliation between basic and diluted earnings per share:

	Three months ended June 30,		Six months ended June 30,
Millions, except per share amounts	2026	2025	2026	2025
Net income	$1,993	$1,876	$3,694	$3,502
Weighted-average number of shares outstanding:
Basic	593.4	594.1	593.2	597.5
Dilutive effect of stock options	0.3	0.2	0.2	0.3
Dilutive effect of retention awards	0.3	0.5	0.4	0.6
Diluted	594.0	594.8	593.8	598.4
Earnings per share - basic	$3.36	$3.16	$6.23	$5.86
Earnings per share - diluted	$3.36	$3.15	$6.22	$5.85
Stock options excluded as their inclusion would be anti-dilutive	1.1	1.0	1.2	0.9
9. Accumulated Other Comprehensive Income/Loss
Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Derivative instruments [a]	Total
Balance at April 1, 2026	$(428)	$(140)	$15	$(553)
Other comprehensive income/(loss) before reclassifications	(2)	(2)	-	(4)
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	2	-	(1)	1
Net quarter-to-date other comprehensive income/(loss), net of taxes of $0.0 million	-	(2)	(1)	(3)
Balance at June 30, 2026	$(428)	$(142)	$14	$(556)

Balance at April 1, 2025	$(495)	$(241)	$16	$(720)
Other comprehensive income/(loss) before reclassifications	(2)	30	-	28
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	-	-	-	-
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($1.7) million	(2)	30	-	28
Balance at June 30, 2025	$(497)	$(211)	$16	$(692)
[a]Related to interest rate swaps from equity method investments.
[b]The defined benefit plans accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.

Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Derivative instruments [a]	Total
Balance at January 1, 2026	$(427)	$(179)	$15	$(591)
Other comprehensive income/(loss) before reclassifications	(3)	37	-	34
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	2	-	(1)	1
Net year-to-date other comprehensive income/(loss), net of taxes of ($0.1) million	(1)	37	(1)	35
Balance at June 30, 2026	$(428)	$(142)	$14	$(556)

Balance at January 1, 2025	$(498)	$(241)	$16	$(723)
Other comprehensive income/(loss) before reclassifications	1	30	-	31
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	-	-	-	-
Net year-to-date other comprehensive income/(loss), net of taxes of ($1.9) million	1	30	-	31
Balance at June 30, 2025	$(497)	$(211)	$16	$(692)
[a]Related to interest rate swaps from equity method investments.
[b]The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.
10. Accounts Receivable
Accounts receivable include freight and other receivables reduced by an allowance for doubtful accounts. At June 30, 2026, and December 31, 2025, our accounts receivable were reduced by $9 million and $4 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At both June 30, 2026, and December 31, 2025, receivables classified as other assets were reduced by allowances of $64 million.
Receivables securitization facility – The Railroad maintains a $600 million, 3-year receivables securitization facility (the Receivables Facility) maturing in July 2028. Under the Receivables Facility, the Railroad sells most of its eligible third-party receivables to Union Pacific Receivables, Inc. (UPRI), a consolidated, wholly-owned, bankruptcy-remote subsidiary that may subsequently transfer, without recourse, an undivided interest in accounts receivable to investors. The investors have no recourse to the Railroad’s other assets except for customary warranty and indemnity claims. Creditors of the Railroad do not have recourse to the assets of UPRI.
The amount recorded under the Receivables Facility was $0 at both June 30, 2026, and December 31, 2025. During the six months ended June 30, 2026, we issued $0 and repaid $0 under the Receivables Facility. The Receivables Facility was supported by $1.8 billion and $1.5 billion of accounts receivable as collateral at June 30, 2026 and December 31, 2025, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.
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
The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $0.7 million and $0.9 million for the three months ended June 30, 2026 and 2025, respectively, and $1.4 million and $1.8 million for the six months ended June 30, 2026 and 2025, respectively.

11. Properties
The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, except estimated useful life As of June 30, 2026	Cost	Accumulated depreciation	Net book value	Estimated useful life
Land	$5,493	N/A	$5,493	N/A
Road:
Rail and other track material	19,905	8,089	11,816	43
Ties	12,998	4,405	8,593	34
Ballast	6,729	2,375	4,354	34
Other roadway [a]	24,879	6,288	18,591	47
Total road	64,511	21,157	43,354	N/A
Equipment:
Locomotives	10,127	3,817	6,310	17
Freight cars	3,091	1,155	1,936	22
Work equipment and other	1,362	572	790	17
Total equipment	14,580	5,544	9,036	N/A
Technology and other	1,461	724	737	12
Construction in progress	1,579	N/A	1,579	N/A
Total	$87,624	$27,425	$60,199	N/A

Millions, except estimated useful life As of December 31, 2025	Cost	Accumulated depreciation	Net book value	Estimated useful life
Land	$5,471	N/A	$5,471	N/A
Road:
Rail and other track material	19,747	7,936	11,811	45
Ties	12,779	4,305	8,474	34
Ballast	6,646	2,309	4,337	34
Other roadway [a]	24,610	6,080	18,530	47
Total road	63,782	20,630	43,152	N/A
Equipment:
Locomotives	9,926	3,813	6,113	18
Freight cars	3,080	1,107	1,973	23
Work equipment and other	1,318	540	778	17
Total equipment	14,324	5,460	8,864	N/A
Technology and other	1,414	669	745	12
Construction in progress	1,413	N/A	1,413	N/A
Total	$86,404	$26,759	$59,645	N/A
[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

Millions	Jun. 30, 2026	Dec. 31, 2025
Income and other taxes payable	$1,252	$491
Accounts payable	931	804
Compensation-related accruals	574	642
Interest payable	359	375
Accrued casualty costs	327	278
Current operating lease liabilities	233	270
Equipment rents payable	105	102
Other	543	532
Total accounts payable and other current liabilities	$4,324	$3,494
13. Financial Instruments
Short-term investments – All of the Company's short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of June 30, 2026, and December 31, 2025, the Company had $500 million and $250 million of short-term investments, respectively. All short-term investments have a maturity of three to twelve months from the date of purchase and are classified as held-to-maturity.
Fair value of financial instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At June 30, 2026, the fair value of total debt was $24.7 billion, approximately $5.6 billion less than the carrying value. At December 31, 2025, the fair value of total debt was $26.5 billion, approximately $5.3 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.
14. Debt
Credit facilities – During the second quarter 2026, we replaced our $2.0 billion revolving credit facility, which was scheduled to expire on May 20, 2027, with a new $2.0 billion facility that expires May 20, 2031 (the Facility). The Facility is based on substantially similar terms as those in the previous credit facility as described below. At June 30, 2026, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. During the six months ended June 30, 2026, we issued $0 and repaid $0 through the Facility. As of June 30, 2026, we had $0 outstanding with the Facility. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility requires UPC to maintain an adjusted debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.
The definition of debt used for purposes of calculating the adjusted debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of Employee Retirement Income Security Act of 1974 (ERISA), and unamortized debt discount and deferred debt issuance costs. At June 30, 2026, the Company was in compliance with the adjusted debt-to-EBITDA coverage ratio, which allows us to carry up to $49.7 billion of debt (as defined in the Facility), and we had $32.0 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $300 million cross-default provision and a change-of-control provision.
During the six months ended June 30, 2026, we issued $0 and repaid $0 of commercial paper. As of June 30, 2026, we had $0 of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.

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
During the six months ended June 30, 2026, we did not issue any debt securities under this registration statement. At June 30, 2026, we had remaining authority from the Board of Directors to issue up to $20.0 billion of debt securities under our shelf registration.
Receivables securitization facility – As of both June 30, 2026, and December 31, 2025, we recorded $0 of borrowings under our Receivables Facility as secured debt. (See further discussion in the "Receivables Securitization Facility" section of Note 10).
15. Commitments and Contingencies
See Note 18 for a discussion on the pending acquisition of Norfolk Southern.
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
Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $417 million to $466 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.
Our personal injury liability activity was as follows:

Millions, for the six months ended June 30,	2026	2025
Beginning balance	$413	$379
Current year accruals	59	54
Changes in estimates for prior years	(11)	2
Payments	(44)	(65)
Ending balance at June 30,	$417	$370
Current portion, ending balance at June 30,	$88	$109
Environmental costs – We are subject to federal, state, and local environmental laws and regulations. We have identified 345 sites where we are or may be liable for remediation costs associated with alleged contamination or for violations of environmental requirements. This includes 30 sites that are the subject of actions taken by the U.S. government, including 18 that are currently on the Superfund National Priorities List. Certain federal legislation imposes joint and several liability for the remediation of identified sites; consequently, our ultimate environmental liability may include costs relating to activities of other parties, in addition to costs relating to our own activities at each site.

Our environmental liability activity was as follows:

Millions, for the six months ended June 30,	2026	2025
Beginning balance	$259	$268
Accruals	41	28
Payments	(39)	(41)
Ending balance at June 30,	$261	$255
Current portion, ending balance at June 30,	$65	$69
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
16. Share Repurchase Programs
Effective April 1, 2025, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2028. As of June 30, 2026, we repurchased a total of 6.1 million shares of our common stock under the 2025 authorization. As part of the pending acquisition of Norfolk Southern described in Note 18, we paused our share repurchases.
Our previous authorization, which was effective April 1, 2022, through March 31, 2025, was approved by our Board of Directors for up to 100 million shares of common stock. We repurchased a total of 31.7 million shares of our common stock under the 2022 authorization.
The table below represents shares repurchased under repurchase programs in the six months ended June 30, 2026 and 2025:

	Number of shares purchased		Average price paid [a]
	2026	2025	2026	2025
First quarter [b]	-	5,745,601	$-	$250.74
Second quarter [c]	-	6,111,558	-	205.06
Total	-	11,857,159	$-	$227.20
Remaining number of shares that may be repurchased under current authority				93,888,442
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
Open market repurchases are recorded in treasury stock at cost, which includes any applicable commissions, fees, and excise taxes. Excise taxes are paid in the year after the shares are repurchased.
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
UPRR had $2.0 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both June 30, 2026, and December 31, 2025. TTX car hire expense of $111 million and $109 million for the three months ended June 30, 2026 and 2025, respectively, and $216 million and $221 million for the six months ended June 30, 2026 and 2025, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $74 million and $72 million at June 30, 2026, and December 31, 2025, respectively.
18. Pending Acquisition
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

Union Pacific filed a registration statement on Form S-4 (File No. 333-290282), which the SEC declared effective on September 30, 2025. Union Pacific and Norfolk Southern each also filed definitive proxy statements on October 1, 2025. Both Union Pacific's and Norfolk Southern's special meetings of shareholders were held on November 14, 2025. Union Pacific shareholders approved the share issuance proposal, and Norfolk Southern shareholders approved the merger agreement proposal (each as described in the companies’ definitive proxy statements).
Completion of the mergers is conditioned on the receipt of Surface Transportation Board (STB) approval and a number of other conditions before the mergers can be consummated, as described in the merger agreement. On December 19, 2025, Union Pacific and Norfolk Southern (applicants) submitted a joint application to the STB seeking approval of the mergers. On December 19, 2025, the STB issued a decision inviting public comment on the joint application’s completeness. Comments were due December 29, 2025. The applicants replied to comments on January 2, 2026. On January 16, 2026, the STB issued a decision that the joint application was not accepted as complete. On April 30, 2026, the applicants filed a revised joint application. On April 30, 2026, the STB issued a decision inviting public comment on the revised joint application’s completeness. Comments were due May 8, 2026. The applicants replied to comments on May 12, 2026. Effective May 28, 2026, the STB issued a decision accepting the revised application as complete while holding the proceedings in abeyance and requiring supplemental information to be provided by July 27, 2026. On July 7, 2026, the applicants provided the first portion of the supplemental information regarding questions surrounding certain entities that are each jointly owned by Union Pacific and other Class I railroads.
Norfolk Southern's management and Board of Directors will continue to manage Norfolk Southern until the first effective time, pursuing its independent business plans and growth strategies. Subject to completion of the mergers, the acquisition is expected to be accounted for as a business combination using the acquisition method of accounting and is currently expected to be completed in 2027.
Union Pacific incurred the following acquisition-related expense associated with the merger agreement:

Millions, for the	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Acquisition-related expense
Compensation and benefits	$2	$-	$4	$-
Purchased services and materials	32	1	63	1
Other	1	-	4	-
Total acquisition-related expense [a]	$35	$1	$71	$1
[a]Certain acquisition-related costs are non-deductible for income tax purposes.
As of June 30, 2026, deferred share issuance costs of $13 million were recorded and will be recognized in paid-in-surplus upon completion of the mergers.
Both Union Pacific and Norfolk Southern may be required to pay the other a termination fee of $2.5 billion if the merger agreement is terminated under certain circumstances described in the merger agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS
Three and six months ended June 30, 2026, compared to
three and six months ended June 30, 2025
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
Critical accounting estimates
The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting estimates are available in Item 7 of our 2025 Annual Report on Form 10-K. During the first six months of 2026, there have not been any significant changes with respect to our critical accounting estimates.
RESULTS OF OPERATIONS
Quarterly summary
The Company reported earnings of $3.36 per diluted share on net income of $2.0 billion and an operating ratio of 59.7% in the second quarter of 2026 compared to earnings of $3.15 per diluted share on net income of $1.9 billion and an operating ratio of 59.0% in the second quarter of 2025. Freight revenues increased 12% in the second quarter of 2026 compared to the same period in 2025 as higher fuel surcharge revenues, 2% volume growth, and core pricing gains more than offset the impact of unfavorable business mix (from higher domestic intermodal carloads). Second quarter of 2026 volume growth was attributable to a 19% increase in domestic intermodal combined with higher grain and grain products and plastics carloads, offsetting the impact of lower international intermodal carloads and coal carloads, which declined 14% and 17%, respectively, compared to the second quarter of 2025.
Our second quarter of 2026 key operating metrics reflect the continuation of solid operational performance and network fluidity, improving many key measures from 2025. Freight car velocity increased 5% and terminal dwell improved 7%. We realigned operational resources to meet changing customer demands within the bulk business group as demand for export grain remained high while coal demand decreased. We leveraged capacity improvements to handle increased intermodal shipments, improving our system train length 2%. Workforce productivity improved 5% and locomotive productivity improved 1%, demonstrating efficient asset utilization in a strengthening demand environment. Both service performance index measures were 95% as we measured ourselves relative to our highest performance levels from the last three years.
Operating expenses increased 13% compared to the second quarter of 2025 primarily due to higher fuel prices, as we experienced a 60% increase in the average price per gallon compared to last year as a result of supply chain pressures. Inflation, volume-related costs, acquisition-related expenses (see Note 18 to the Condensed Consolidated Financial Statements, Item 1), and higher depreciation also drove increased operating expenses, which were partially offset by a favorable comparison for a $55 million 2025 crew staffing agreement ratification charge and productivity. Operating income increased 9% to $2.8 billion reflecting top-line growth, while the operating ratio of 59.7% deteriorated 0.7 points primarily resulting from the impact of higher fuel prices compared to the second quarter of 2025.

Operating revenues
	Three months ended June 30,			Six months ended June 30,
Millions	2026	2025	Change	2026	2025	Change
Freight revenues	$6,518	$5,843	12%	$12,411	$11,534	8%
Other subsidiary revenues	194	181	7	369	375	(2)
Accessorial revenues	129	107	21	255	225	13
Other	23	23	-	46	47	(2)
Total	$6,864	$6,154	12%	$13,081	$12,181	7%
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
Freight revenues increased 12% in the second quarter of 2026 compared to the same period in 2025 driven by higher fuel surcharge revenues, 2% carload growth, and core pricing gains, which offset a slightly unfavorable business mix (from an increase in shipments with lower ARC, such as domestic intermodal). Increased domestic intermodal, grain and grain products, and plastics shipments were partially reduced by lower international intermodal and coal carloads. Year-to-date 2026 freight revenues increased 8% compared to 2025 due to higher fuel surcharge revenues, core pricing gains, 1% volume growth, and slightly favorable business mix. Higher domestic intermodal, grain and grain products, and industrial chemicals and plastics shipments more than offset lower international intermodal and automotive shipments.
Each of our commodity groups includes revenues from fuel surcharges. Freight revenues from fuel surcharge programs increased to $1.0 billion in the second quarter of 2026 compared to $569 million in the same period of 2025 due to higher fuel prices and higher volume, partially offset by the fuel price lag impact.
Other subsidiary revenues increased in the second quarter of 2026 compared to 2025 due to higher demand for shipments at our subsidiary that brokers intermodal and transload logistics services, partially offset by lower revenues from the sale of a portion of revenue-generating assets in late 2025 from our technology subsidiary. Additionally, other subsidiary revenues were negatively impacted in the year-to-date period from the transfer of commuter operations to Metra. Accessorial revenues increased in the second quarter and year-to-date 2026 compared to 2025 driven by higher container, intermodal accessorial, and demurrage revenues.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight revenues	Three months ended June 30,			Six months ended June 30,
Millions	2026	2025	Change	2026	2025	Change
Grain & grain products	$1,106	$964	15%	$2,163	$1,914	13%
Fertilizer	217	201	8	453	411	10
Food & refrigerated	272	267	2	519	527	(2)
Coal & renewables	448	469	(4)	934	885	6
Bulk	2,043	1,901	7	4,069	3,737	9
Industrial chemicals & plastics	685	646	6	1,340	1,253	7
Metals & minerals	621	561	11	1,176	1,082	9
Forest products	356	340	5	674	661	2
Energy & specialized markets	724	665	9	1,387	1,298	7
Industrial	2,386	2,212	8	4,577	4,294	7
Automotive	703	632	11	1,263	1,213	4
Intermodal	1,386	1,098	26	2,502	2,290	9
Premium	2,089	1,730	21	3,765	3,503	7
Total	$6,518	$5,843	12%	$12,411	$11,534	8%

Revenue carloads	Three months ended June 30,			Six months ended June 30,
Thousands	2026	2025	Change	2026	2025	Change
Grain & grain products	242	216	12%	485	430	13%
Fertilizer	54	55	(2)	106	104	2
Food & refrigerated	42	43	(2)	81	86	(6)
Coal & renewables	176	205	(14)	390	390	-
Bulk	514	519	(1)	1,062	1,010	5
Industrial chemicals & plastics	183	177	3	364	346	5
Metals & minerals	196	191	3	379	365	4
Forest products	53	52	2	102	103	(1)
Energy & specialized markets	154	149	3	301	292	3
Industrial	586	569	3	1,146	1,106	4
Automotive	210	209	-	393	404	(3)
Intermodal [a]	853	817	4	1,645	1,691	(3)
Premium	1,063	1,026	4	2,038	2,095	(3)
Total	2,163	2,114	2%	4,246	4,211	1%

Average revenue per car	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Grain & grain products	$4,568	$4,467	2%	$4,456	$4,451	- %
Fertilizer	3,995	3,627	10	4,273	3,959	8
Food & refrigerated	6,474	6,237	4	6,445	6,147	5
Coal & renewables	2,546	2,283	12	2,395	2,267	6
Bulk	3,971	3,659	9	3,831	3,700	4
Industrial chemicals & plastics	3,739	3,647	3	3,680	3,625	2
Metals & minerals	3,179	2,950	8	3,106	2,967	5
Forest products	6,686	6,508	3	6,599	6,387	3
Energy & specialized markets	4,711	4,439	6	4,610	4,436	4
Industrial	4,075	3,885	5	3,995	3,881	3
Automotive	3,350	3,034	10	3,214	3,004	7
Intermodal [a]	1,626	1,345	21	1,521	1,355	12
Premium	1,966	1,688	16	1,847	1,673	10
Average	$3,014	$2,764	9%	$2,923	$2,739	7%
[a]For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. Freight revenues from bulk shipments increased 7% in the second quarter on 1% fewer carloads as higher fuel surcharge revenues, core pricing gains, and business mix (from lower coal shipments) more than offset the volume decline. Decreased coal shipments from lower natural gas prices, milder weather, and mine maintenance and outages in the second quarter of 2026, more than offset increased export grain and continued growth in renewable fuels and associated feedstock shipments. For the year-to-date periods of 2026 compared to 2025, freight revenues from bulk shipments increased 9% due to volume growth of 5% from increased export grain shipments, higher fuel surcharge revenues, and core pricing gains, partially offset by business mix (from lower food and refrigerated shipments).
Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments increased 8% in the second quarter of 2026 compared to 2025, respectively, due to higher fuel surcharge revenues, core pricing gains, and higher volume, partially offset by business mix (from higher plastics and lower soda ash shipments). Higher volume, core pricing gains, and higher fuel surcharge revenues, partially offset by business mix, contributed to the 7% increase in industrial freight revenues year-to-date 2026. Industrial carloads improved 3% and 4% in the second quarter and year-to-date periods of 2026 compared to 2025, respectively, driven by increased demand for industrial chemicals and plastics and construction project-related materials coupled with business development efforts, which was partially offset by reduced soda ash export shipments.
Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenues increased 21% in the second quarter of 2026 compared to 2025 driven by higher fuel surcharge revenues, 4% higher volume, core pricing gains, and business mix (from lower international intermodal shipments). Second quarter of 2026 intermodal volume increased 4% driven by strong domestic intermodal growth, which was up 19% in the quarter due to business development and reduced truck market capacity, offsetting lower international intermodal carloads. In addition, automotive shipments were essentially unchanged in the second quarter of 2026 as higher shipments of finished vehicles from business development efforts were offset by lower auto parts shipments. For the year-to-date period of 2026 compared to 2025, premium freight revenues increased 7% on 3% lower volume as higher fuel surcharge revenues, core pricing gains, and business mix (from lower international intermodal shipments) more than offset the volume decline. Year-to-date 2026 intermodal volume decreased 3% compared to 2025 driven by a 21% reduction in international intermodal carloads as a result of elevated U.S. West Coast imports in the first half of 2025, which more than offset domestic intermodal growth. Automotive shipments decreased 3% in the year-to-date periods of 2026 compared to 2025 due to lower production as a result of weaker finished vehicle demand.
Mexico business – Freight revenues from each of our commodity groups includes revenues from shipments to and from Mexico, which increased 10% to $828 million in the second quarter of 2026 and 6% to $1.6 billion year-to-date compared to 2025 driven by volume growth of 5% and 4%, respectively, higher fuel surcharge revenues, and core pricing gains. For the second quarter, volume growth was attributable to increased intermodal, finished vehicles, and grain products shipments, partially offset by lower petroleum and grain shipments. Lower auto parts and beverage shipments also impacted the year-to-date 2026 period.

Operating expenses
	Three months ended June 30,			Six months ended June 30,
Millions	2026	2025	Change	2026	2025	Change
Compensation and benefits	$1,240	1,249	(1)%	$2,467	$2,461	- %
Fuel	938	576	63	1,581	1,179	34
Purchased services and materials	709	642	10	1,382	1,273	9
Depreciation	638	613	4	1,271	1,223	4
Equipment and other rents	214	230	(7)	433	471	(8)
Other	362	319	13	726	678	7
Total	$4,101	$3,629	13%	$7,860	$7,285	8%
Operating expenses increased 13% and 8%, respectively, compared to the second quarter and year-to-date periods of 2025 due to higher fuel prices, inflation, volume-related costs, acquisition-related expenses (see Note 18 to the Condensed Consolidated Financial Statements, Item 1), and higher depreciation expense. These increases were partially offset by productivity and positively impacted by a $55 million crew staffing agreement ratification charge in 2025.

Compensation and benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. Compensation and benefits expense decreased 1% for the second quarter and was essentially unchanged in the first six months of 2026 compared to 2025 as wage inflation and higher incentive compensation costs were offset by lower expense from a $55 million 2025 crew staffing agreement ratification charge and 3% and 4%, respectively, lower employee levels.
Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment. Fuel expense increased in both the second quarter and year-to-date periods of 2026 compared to the same periods in 2025 driven by higher locomotive diesel fuel prices and increased gross ton-miles, partially offset by improvement in the fuel consumption rate (computed as gallons of fuel consumed divided by gross ton-miles in thousands), which improved 1% and 2%, respectively. Locomotive diesel fuel prices averaged $3.86 and $3.27 per gallon (including taxes and transportation costs) in the second quarter and year-to-date periods of 2026 compared to $2.42 and $2.46 per gallon in the corresponding periods of 2025.
Purchased services and materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expense incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expense; and tools and supplies. Purchased services and materials increased 10% and 9%, respectively, in the second quarter and year-to-date periods of 2026 compared to 2025 driven by acquisition-related expenses, inflation, and increased intermodal and subsidiary volume-related costs.
Depreciation – The majority of depreciation expense relates to road property, including rail, ties, ballast, and other track material. Depreciation expense increased 4% for both the second quarter and year-to-date periods of 2026 compared to 2025 driven by a higher depreciable asset base.
Equipment and other rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expense, offset by equity income from certain equity method investments. Equipment and other rents expense decreased 7% and 8%, respectively, in the second quarter and year-to-date periods of 2026 compared to 2025 driven by lower operating equipment lease expense and lower car hire expense as improved cycle times more than offset lower equity income. Additionally, increased demand in business (primarily intermodal and construction project-related materials) utilizing freight cars owned by others offset a portion of the second quarter 2026 car hire expense decline.
Other – Other expense includes state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental remediation; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other expense increased 13% and 7%, respectively, in the second quarter and year-to-date periods of 2026 compared to 2025 driven by higher casualty costs from damaged freight and equipment in addition to increased environmental costs, other general expenses, and property taxes. The year-to-date 2026 period was also impacted by lower personal injury costs, which were partially offset by higher bad debt expense.

Non-operating items
	Three months ended June 30,			Six months ended June 30,
Millions	2026	2025	Change	2026	2025	Change
Other income, net	$105	$123	(15)%	$196	$201	(2)%
Interest expense	(313)	(335)	(7)	(633)	(657)	(4)
Income tax expense	(562)	(437)	29	(1,090)	(938)	16
Other income, net – Other income decreased in both the second quarter and year-to-date periods of 2026 compared to 2025 driven by lower real estate income. See Note 6 to the Condensed Consolidated Financial Statements, Item 1, for additional detail.
Interest expense – Interest expense decreased in both the second quarter and year-to-date periods of 2026 compared to 2025 as a result of lower weighted-average debt levels, partially offset by higher effective interest rates. The effective interest rate was 4.2% for both periods in 2026 compared to 4.1% for the same periods in 2025. The weighted-average debt levels were $30.5 billion and $32.8 billion for the second quarter of 2026 and 2025, respectively, and $31.0 billion and $32.3 billion for the six month period of 2026 and 2025, respectively.

Income tax expense – Income tax expense increased 29% and 16%, respectively, in the second quarter and year-to-date periods of 2026 compared to 2025. The increase in income tax expense in both periods is driven by the impact of $115 million in lower deferred tax expense in the second quarter of 2025 from legislation enacted in the state of Kansas to modify the corporate income tax apportionment and higher pre-tax income, partially offset by the second quarter of 2026 changes in state tax laws and other state tax matters resulting in a $27 million reduction of our deferred tax expense. Our effective tax rates were 22.0% and 18.9% for the second quarter of 2026 and 2025, respectively, and 22.8% and 21.1% for the six month period of 2026 and 2025, respectively.
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
Railroad performance measures are included in the table below:

	Three months ended June 30,			Six months ended June 30,
	2026	2025	Change	2026	2025	Change
Gross ton-miles (GTMs) (billions)	225.2	220.3	2%	445.7	433.1	3%
Revenue ton-miles (billions)	109.9	107.6	2	221.4	211.6	5
Freight car velocity (daily miles per car)	231	221	5	233	218	7
Average train speed (miles per hour) [a]	24.7	23.9	3	25.1	23.8	5
Average terminal dwell time (hours) [a]	19.7	21.2	(7)	19.7	21.7	(9)
Locomotive productivity (GTMs per horsepower day)	142	141	1	143	138	4
Train length (feet)	9,890	9,689	2	9,819	9,590	2
Intermodal service performance index (%)	95	99	(4) pts	96	96	- pts
Manifest service performance index (%)	95	97	(2) pts	96	95	1 pts
Workforce productivity (car miles per employee)	1,176	1,124	5	1,170	1,108	6
Total employees (average)	28,786	29,711	(3)	28,716	29,929	(4)
Operating ratio (%)	59.7	59.0	0.7 pts	60.1	59.8	0.3 pts
[a]As reported to the STB.
Gross and revenue ton-miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of rate miles. Gross ton-miles and revenue ton-miles both increased 2% in the second quarter of 2026 compared to 2025, consistent with the increase in carloads over the same time period. For the year-to-date period of 2026 compared to 2025, gross ton-miles increased 3% and revenue ton-miles increased 5% while corresponding carloads increased 1%. The variances in gross ton-miles, revenue ton-miles, and carloads was driven by changes in business mix due to higher grain shipments that are generally heavier and decreased intermodal shipments that are generally lighter.
Freight car velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Freight car velocity increased 5% and 7%, respectively, in the second quarter and year-to-date periods of 2026 compared to 2025 driven by a decrease in terminal dwell combined with train speed improvement in both periods.
Locomotive productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower available. Locomotive productivity increased 1% and 4%, respectively, in the second quarter and year-to-date periods of 2026, driven by continued network fluidity and asset utilization as the average active fleet decreased 1% and 3%, respectively, even as gross ton-miles increased during both periods.

Train length – Train length is the average maximum train length on a route measured in feet. Train length increased 2% in the second quarter and year-to-date periods of 2026 compared to 2025 due to train length improvement initiatives, specifically driven by mainline capacity investments and optimization of the transportation plan, which enabled us to handle more carloads.
Service performance index (SPI) – SPI is a ratio of the service customers are currently receiving relative to the best monthly performance over the last three years. Measuring our performance relative to a historical benchmark demonstrates our focus on continuously improving service for our customers. Our SPI is calculated for intermodal and manifest products. Intermodal SPI declined 4 points and was unchanged, respectively, in the second quarter and year-to-date periods of 2026 compared to 2025. Manifest SPI declined 2 points while improving 1 point, respectively, in the second quarter and year-to-date periods of 2026 compared to 2025. The lower SPI results were driven by comparison against a higher benchmark standard.
Workforce productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 5% and 6%, respectively, in the second quarter and year-to-date periods of 2026 compared to 2025. Increased average daily car miles, which grew 1% in each period, combined with 3% and 4% lower employee levels in the second quarter and year-to-date periods, respectively, drove the improvement. Demonstrating our commitment to meet customer demands while maintaining operational fluidity, we continually align our active train, engine, and yard (TE&Y) workforce.
Operating ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. For the second quarter and year-to-date periods of 2026, our operating ratio of 59.7% and 60.1% deteriorated 0.7 and 0.3 points, respectively, as the impact of higher fuel prices, inflation, and acquisition-related expenses more than offset core pricing gains, productivity initiatives, and the positive comparison from the $55 million crew staffing agreement ratification charge in 2025.

Debt / net income
Millions, except ratios for the trailing twelve months ended [1]	Jun. 30, 2026	Dec. 31, 2025
Debt	$30,327	$31,814
Net income	7,330	7,138
Debt / net income	4.1	4.5

Adjusted debt / adjusted EBITDA
Millions, except ratios for the trailing twelve months ended [1]	Jun. 30, 2026	Dec. 31, 2025
Net income	$7,330	$7,138
Add:
Income tax expense	2,180	2,028
Depreciation	2,513	2,465
Interest expense	1,285	1,309
EBITDA	$13,308	$12,940
Adjustments:
Other income, net	(624)	(629)
Interest on operating lease liabilities [2]	35	40
Adjusted EBITDA (a)	$12,719	$12,351
Debt	$30,327	$31,814
Operating lease liabilities	842	1,008
Adjusted debt (b)	$31,169	$32,822
Adjusted debt / adjusted EBITDA (b/a)	2.5	2.7
[1]The trailing twelve months income statement information ended June 30, 2026, is recalculated by taking the twelve months ended December 31, 2025, subtracting the six months ended June 30, 2025, and adding the six months ended June 30, 2026.
[2]Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.

Adjusted debt (total debt plus operating lease liabilities plus after-tax unfunded pension and OPEB (other post-retirement benefit) obligations) to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10(e) of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is debt to net income ratio. The tables above provide reconciliations from net income to adjusted EBITDA, debt to adjusted debt, and debt to net income to adjusted debt to adjusted EBITDA. At June 30, 2026, and December 31, 2025, the incremental borrowing rate on operating leases was 4.1% and 4.0%, respectively. Pension and OPEB were funded at June 30, 2026, and December 31, 2025.
LIQUIDITY AND CAPITAL RESOURCES
Financial condition

Cash flows
Millions, for the six months ended June 30,	2026	2025
Cash provided by operating activities	$5,516	$4,543
Cash used in investing activities	(2,064)	(1,839)
Cash used in financing activities	(3,109)	(2,649)
Net change in cash, cash equivalents, and restricted cash	$343	$55
Operating activities
Cash provided by operating activities increased 21% in the first six months of 2026 compared to the same period of 2025 driven by lower income taxes paid and higher net income.
Investing activities
Cash used in investing activities increased 12% in the first six months of 2026 compared to the same period of 2025 driven by the net purchases and maturities of short-term investments.
The table below details cash capital investments:

Millions, for the six months ended June 30,	2026	2025
Rail and other track material	$251	$245
Ties	306	306
Ballast	112	101
Other [a]	293	294
Total road infrastructure replacements	962	946
Line expansion and other capacity projects	129	118
Commercial facilities	84	174
Total capacity and commercial facilities	213	292
Locomotives and freight cars [b]	433	465
Technology and other	202	139
Total cash capital investments [c]	$1,810	$1,842
[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]Locomotives and freight cars include early lease buyouts of $241 million in 2026 and $178 million in 2025.
[c]Weather-related damages for the six months ended June 30, 2026 and 2025, are immaterial.
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
Financing activities
Cash used in financing activities increased 17% in the first six months of 2026 compared to the same period of 2025 driven by a decrease in debt issued and increase in debt repaid, partially offset by the pause of our share repurchases as part of the pending acquisition of Norfolk Southern.
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
The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions, for the six months ended June 30,	2026	2025
Cash provided by operating activities	$5,516	$4,543
Cash used in investing activities	(2,064)	(1,839)
Dividends paid	(1,640)	(1,599)
Free cash flow	$1,812	$1,105
The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions, except percentages, for the six months ended June 30,	2026	2025
Cash provided by operating activities	$5,516	$4,543
Cash used in capital investments	(1,810)	(1,842)
Total (a)	$3,706	$2,701
Net income (b)	$3,694	$3,502
Cash flow conversion rate (a/b)	100%	77%
Current liquidity status
We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volume.

During the six months ended June 30, 2026, we generated $5.5 billion of cash provided by operating activities and paid our quarterly dividends. In the third quarter of 2025, we announced the pending acquisition of Norfolk Southern described in Note 18 of the Condensed Consolidated Financial Statements, Item 1, and paused our share repurchases. On June 30, 2026, we had $1.6 billion of cash and cash equivalents, $500 million of short-term investments, $2.0 billion of credit available under our revolving credit facility, and $600 million undrawn on the Receivables Facility. We have been, and we expect to continue to be, in compliance with our debt covenants.
As described in the notes to the Condensed Consolidated Financial Statements and as referenced in the table below, we have contractual obligations that may affect our financial condition, including commitments related to the pending acquisition of Norfolk Southern described in Note 18 of the Condensed Consolidated Financial Statements, Item 1. Based on our assessment of the underlying provisions and circumstances of our contractual obligations, other than the risks that we and other similarly situated companies face with respect to the condition of the capital markets, as of the date of this filing, there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity. In addition, our commercial obligations, financings, and commitments described below are customary transactions that are like those of other comparable corporations, particularly within the transportation industry.
The following table identifies material contractual obligations as of June 30, 2026:

		Jul. 1, through Dec. 31, 2026	Payments Due by Dec. 31,
Millions	Total		2027	2028	2029	2030	After 2030
Debt [a]	$57,309	$609	$2,455	$2,402	$2,360	$1,816	$47,667
Purchase obligations [b]	2,224	436	572	467	426	300	23
Operating leases [c]	942	107	226	195	129	110	175
Other post-retirement benefits [d]	337	18	36	36	36	36	175
Finance lease obligations [e]	87	15	37	14	21	-	-
Total contractual obligations	$60,899	$1,185	$3,326	$3,114	$2,972	$2,262	$48,040
[a]Excludes finance lease obligations of $80 million as well as unamortized discount and deferred issuance costs of ($1,659) million. Includes an interest component of $25,403 million.
[b]Purchase obligations include locomotive maintenance contracts; purchase commitments for ties, ballast, and rail; and agreements to purchase other goods and services.
[c]Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $100 million.
[d]Includes estimated other post-retirement, medical, and life insurance payments and payments made under the unfunded pension plan for the next ten years.
[e]Represents total obligations, including interest component of $7 million.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities – The following table presents common stock repurchases during each month for the second quarter of 2026:

Period	Total number of shares purchased [a]	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program [b]	Maximum number of shares that may be purchased under current authority [c]
Apr. 1 through Apr. 30	5,191	$270.66	-	93,888,442
May. 1 through May. 31	9,990	274.81	-	93,888,442
Jun. 1 through Jun. 30	637	263.56	-	93,888,442
Total	15,818	$273.00	-	N/A
[a]Total number of shares purchased during the quarter includes 15,818 shares delivered or attested to UPC by employees to pay stock option exercise prices and satisfy tax withholding obligations for stock option exercises or vesting of retention awards.
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

101
The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2026 (filed with the SEC on July 23, 2026), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended June 30, 2026 and 2025, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Financial Position at June 30, 2026, and December 31, 2025, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended June 30, 2026 and 2025, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended June 30, 2026 and 2025, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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
Dated: July 23, 2026

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Carrie J. Powers
Carrie J. Powers
Vice President, Controller, and
Chief Accounting Officer
(Principal Accounting Officer)