Form 10-Q
period 2026-09-30
UNION PACIFIC CORP
filed 2026-10-22
CIK 100885

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
☐ Yes ☑ No
As of October 16, 2026, there were 594,250,416 shares of the Registrant's Common Stock outstanding.

UNION PACIFIC CORPORATION
AND SUBSIDIARY COMPANIES

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements
Condensed Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except per share amounts, for the three months ended September 30,	2026	2025
Operating revenues:
Freight revenues	$6,813	$5,927
Other revenues	384	317
Total operating revenues	7,197	6,244
Operating expenses:
Compensation and benefits	1,264	1,214
Fuel	1,040	616
Purchased services and materials	746	683
Depreciation	643	618
Equipment and other rents	206	212
Other	355	352
Total operating expenses	4,254	3,695
Operating income	2,943	2,549
Other income, net (Note 6)	95	96
Interest expense	(312)	(327)
Income before income taxes	2,726	2,318
Income tax expense (Note 7)	(650)	(530)
Net income	$2,076	$1,788
Share and per share (Note 8):
Earnings per share - basic	$3.50	$3.02
Earnings per share - diluted	$3.49	$3.01
Weighted average number of shares - basic	593.7	592.4
Weighted average number of shares - diluted	594.5	593.2
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the three months ended September 30,	2026	2025
Net income	$2,076	$1,788
Other comprehensive income/(loss):
Defined benefit plans	2	(1)
Foreign currency translation	15	21
Derivative instruments	-	-
Total other comprehensive income/(loss) [a]	17	20
Comprehensive income	$2,093	$1,808
[a]Net of deferred taxes of ($0.5) million and $0.1 million during the three months ended September 30, 2026 and 2025, respectively.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except per share amounts, for the nine months ended September 30,	2026	2025
Operating revenues:
Freight revenues	$19,224	$17,461
Other revenues	1,054	964
Total operating revenues	20,278	18,425
Operating expenses:
Compensation and benefits	3,731	3,675
Fuel	2,621	1,795
Purchased services and materials	2,128	1,956
Depreciation	1,914	1,841
Equipment and other rents	639	683
Other	1,081	1,030
Total operating expenses	12,114	10,980
Operating income	8,164	7,445
Other income, net (Note 6)	291	297
Interest expense	(945)	(984)
Income before income taxes	7,510	6,758
Income tax expense (Note 7)	(1,740)	(1,468)
Net income	$5,770	$5,290
Share and per share (Note 8):
Earnings per share - basic	$9.72	$8.88
Earnings per share - diluted	$9.71	$8.87
Weighted average number of shares - basic	593.4	595.8
Weighted average number of shares - diluted	594.0	596.7
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the nine months ended September 30,	2026	2025
Net income	$5,770	$5,290
Other comprehensive income/(loss):
Defined benefit plans	1	-
Foreign currency translation	52	51
Derivative instruments	(1)	-
Total other comprehensive income/(loss) [a]	52	51
Comprehensive income	$5,822	$5,341
[a]Net of deferred taxes of ($0.6) million and ($1.8) million during the nine months ended September 30, 2026 and 2025, respectively.
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Financial Position (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, except share and per share amounts	Sep. 30, 2026	Dec. 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,211	$1,266
Short-term investments (Note 13)	875	250
Accounts receivable, net (Note 10)	2,140	1,860
Materials and supplies	985	787
Other current assets	306	392
Total current assets	6,517	4,555
Investments	3,030	2,885
Properties, net (Note 11)	60,626	59,645
Operating lease assets	801	1,036
Other assets	1,635	1,577
Total assets	$72,609	$69,698
Liabilities and common shareholders' equity
Current liabilities:
Accounts payable and other current liabilities (Note 12)	$4,316	$3,494
Debt due within one year (Note 14)	1,289	1,520
Total current liabilities	5,605	5,014
Debt due after one year (Note 14)	29,035	30,294
Operating lease liabilities	563	738
Deferred income taxes	13,640	13,421
Other long-term liabilities	1,748	1,764
Commitments and contingencies (Note 15)
Total liabilities	50,591	51,231
Common shareholders' equity:
Common shares, $2.50 par value, 1,400,000,000 authorized; 1,113,353,519 and
1,113,161,191 issued; 594,223,957 and 593,245,884 outstanding, respectively	2,783	2,783
Paid-in-surplus	5,743	5,589
Retained earnings	72,816	69,529
Treasury stock	(58,785)	(58,843)
Accumulated other comprehensive loss (Note 9)	(539)	(591)
Total common shareholders' equity	22,018	18,467
Total liabilities and common shareholders' equity	$72,609	$69,698
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Cash Flows (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions, for the nine months ended September 30,	2026	2025
Operating activities
Net income	$5,770	$5,290
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	1,914	1,841
Deferred and other income taxes	207	172
Other operating activities, net	32	6
Changes in current assets and liabilities:
Accounts receivable, net	(280)	(27)
Materials and supplies	(198)	(13)
Other current assets	19	1
Accounts payable and other current liabilities	22	(324)
Income and other taxes	816	119
Cash provided by operating activities	8,302	7,065
Investing activities
Capital investments	(2,834)	(2,792)
Purchases of short-term investments	(975)	-
Maturities of short-term investments	350	-
Other investing activities, net	3	1
Cash used in investing activities	(3,456)	(2,791)
Financing activities
Dividends paid	(2,484)	(2,418)
Debt repaid	(1,519)	(1,424)
Share repurchase programs (Note 16)	(26)	(2,679)
Debt issued (Note 14)	-	1,995
Other financing activities, net	121	54
Cash used in financing activities	(3,908)	(4,472)
Net change in cash, cash equivalents, and restricted cash	938	(198)
Cash, cash equivalents, and restricted cash at beginning of year	1,280	1,028
Cash, cash equivalents, and restricted cash at end of period	$2,218	$830
Supplemental cash flow information
Non-cash investing and financing activities:
Capital investments accrued but not yet paid	$198	$190
Cash paid during the period for:
Income taxes, net of refunds	$(340)	$(841)
Interest, net of amounts capitalized	(1,070)	(1,083)
Reconciliation of cash, cash equivalents, and restricted cash to the Condensed Consolidated Statement of Financial Position:
Cash and cash equivalents	$2,211	$808
Restricted cash equivalents in other current assets	1	17
Restricted cash equivalents in other assets	6	5
Total cash, cash equivalents, and restricted cash equivalents per above	$2,218	$830
The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Condensed Consolidated Statements of Changes in Common Shareholders’ Equity (Unaudited)
Union Pacific Corporation and Subsidiary Companies

Millions	Common shares	Treasury shares	Common shares	Paid-in-surplus	Retained earnings	Treasury stock	AOCI [a]	Total
Balance at July 1, 2025	1,113.2	(520.2)	$2,783	$5,505	$67,532	$(58,870)	$(692)	$16,258
Net income			-	-	1,788	-	-	1,788
Other comprehensive income/(loss)			-	-	-	-	20	20
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.2	-	43	-	14	-	57
Share repurchase programs (Note 16)	-	-	-	-	-	-	-	-
Dividends declared ($1.38 per share)	-	-	-	-	(819)	-	-	(819)
Balance at September 30, 2025	1,113.2	(520.0)	$2,783	$5,548	$68,501	$(58,856)	$(672)	$17,304

Balance at July 1, 2026	1,113.4	(519.4)	$2,783	$5,677	$71,584	$(58,815)	$(556)	$20,673
Net income			-	-	2,076	-	-	2,076
Other comprehensive income/(loss)			-	-	-	-	17	17
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	-	0.3	-	66	-	30	-	96
Share repurchase programs (Note 16)	-	-	-	-	-	-	-	-
Dividends declared ($1.42 per share)	-	-	-	-	(844)	-	-	(844)
Balance at September 30, 2026	1,113.4	(519.1)	$2,783	$5,743	$72,816	$(58,785)	$(539)	$22,018

Millions	Common shares	Treasury shares	Common shares	Paid-in-surplus	Retained earnings	Treasury stock	AOCI [a]	Total
Balance at January 1, 2025	1,113.0	(508.8)	$2,783	$5,334	$65,628	$(56,132)	$(723)	$16,890
Net income			-	-	5,290	-	-	5,290
Other comprehensive income/(loss)			-	-	-	-	51	51
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.7	-	131	-	53	-	184
Share repurchase programs (Note 16)	-	(11.9)	-	83	-	(2,777)	-	(2,694)
Dividends declared ($4.06 per share)	-	-	-	-	(2,417)	-	-	(2,417)
Balance at September 30, 2025	1,113.2	(520.0)	$2,783	$5,548	$68,501	$(58,856)	$(672)	$17,304

Balance at January 1, 2026	1,113.2	(519.9)	$2,783	$5,589	$69,529	$(58,843)	$(591)	$18,467
Net income			-	-	5,770	-	-	5,770
Other comprehensive income/(loss)			-	-	-	-	52	52
Conversion, stock option exercises, forfeitures, ESPP, and other [b]	0.2	0.8	-	154	-	58	-	212
Share repurchase programs (Note 16)	-	-	-	-	-	-	-	-
Dividends declared ($4.18 per share)	-	-	-	-	(2,483)	-	-	(2,483)
Balance at September 30, 2026	1,113.4	(519.1)	$2,783	$5,743	$72,816	$(58,785)	$(539)	$22,018
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
1. Basis of Presentation
Our Condensed Consolidated Financial Statements are unaudited and reflect all adjustments (consisting of normal and recurring adjustments) that are, in the opinion of management, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (GAAP). Pursuant to the rules and regulations of the Securities and Exchange Commission (SEC), certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. Accordingly, this Quarterly Report on Form 10-Q should be read in conjunction with our Consolidated Financial Statements and notes thereto contained in our 2025 Annual Report on Form 10-K. Our Consolidated Statement of Financial Position at December 31, 2025, is derived from audited financial statements. The results of operations for the nine months ended September 30, 2026, are not necessarily indicative of the results for the entire year ending December 31, 2026.
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
Although our revenues are principally derived from customers domiciled in the U.S., the ultimate points of origination or destination for some products we transport are outside the U.S. Freight revenues from each of our commodity groups, as described in the table below, includes revenues from shipments to and from Mexico, which amounted to $820 million and $752 million for the three months ended September 30, 2026 and 2025, respectively, and $2.4 billion and $2.2 billion for the nine months ended September 30, 2026 and 2025, respectively.
Our significant segment expenses as monitored by the CODM are shown in the table below. This breakout of revenues and expenses is used by the CODM to monitor and assess the financial performance of our rail network by comparing actual results to prior years and plans.

	Three months ended September 30,		Nine months ended September 30,
Millions	2026	2025	2026	2025
Bulk	$2,116	$1,930	$6,185	$5,667
Industrial	2,509	2,194	7,086	6,488
Premium	2,188	1,803	5,953	5,306
Total freight revenues	$6,813	$5,927	$19,224	$17,461
Other subsidiary revenues	201	172	570	547
Accessorial revenues	157	124	412	349
Other	26	21	72	68
Total operating revenues	$7,197	$6,244	$20,278	$18,425
Operating [a]	1,841	1,711	5,301	5,080
Administrative [a]	186	176	553	557
Locomotive fuel	1,013	600	2,556	1,754
Acquisition-related (Note 18)	22	41	93	42
Other segment items [b]	549	549	1,697	1,706
Depreciation	643	618	1,914	1,841
Other income, net	(95)	(96)	(291)	(297)
Interest expense	312	327	945	984
Income tax expense	650	530	1,740	1,468
Net income	$2,076	$1,788	$5,770	$5,290
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
Information regarding stock-based compensation expense appears in the table below:

	Three months ended September 30,		Nine months ended September 30,
Millions	2026	2025	2026	2025
Stock-based compensation, before tax:
Stock options	$6	$6	$16	$19
Retention awards	30	30	74	78
ESPP [a]	2	3	8	13
Total stock-based compensation, before tax	$38	$39	$98	$110
Excess income tax benefits from equity compensation plans	$3	$3	$15	$11
[a]Effective with the June 10, 2025, purchase (for employee services rendered in May 2025), the Company match was changed from 40% to 20% of amounts contributed by the employee up to a maximum employee contribution of 5% of monthly salary (limited to $15,000 annually).
Stock options – Stock options are granted at the closing price on the date of grant, have 10-year contractual terms, and vest no later than 3 years from the date of grant. At September 30, 2026, outstanding stock options are not subject to performance or market-based vesting conditions.
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
A summary of stock option activity during the nine months ended September 30, 2026, is presented below:

	Options (thous.)	Weighted-average exercise price	Weighted-average remaining contractual term (in yrs.)	Aggregate intrinsic value (millions)
Outstanding at January 1, 2026	2,095	$210.29	5.6	$58
Granted	436	251.45	N/A	N/A
Exercised	(628)	177.81	N/A	N/A
Forfeited or expired	(19)	248.27	N/A	N/A
Outstanding at September 30, 2026	1,884	$230.26	6.5	$79
Vested or expected to vest at September 30, 2026	1,861	$230.06	6.5	$78
Options exercisable at September 30, 2026	1,104	$217.46	4.9	$60

At September 30, 2026, there was $15 million of unrecognized compensation expense related to nonvested stock options, which is expected to be recognized over a weighted-average period of 1.0 years. Additional information regarding stock option exercises appears in the following table:

	Three months ended September 30,		Nine months ended September 30,
Millions	2026	2025	2026	2025
Intrinsic value of stock options exercised	$18	$2	$60	$23
Cash received from option exercises	47	1	118	47
Treasury shares repurchased for employee payroll taxes	(7)	-	(19)	(7)
Income tax benefit realized from option exercises	3	-	10	3
Aggregate grant-date fair value of stock options vested	-	-	15	16
Retention awards – Retention awards are granted at no cost to the employee, vest over periods lasting up to 3 years, and have dividends and dividend equivalents paid to participants during the vesting periods.
Changes in our retention awards during the nine months ended September 30, 2026, were as follows:

	Shares (thous.)	Weighted-average grant-date fair value
Nonvested at January 1, 2026	878	$232.18
Granted	257	246.48
Vested [a]	(455)	220.98
Forfeited	(21)	244.24
Nonvested at September 30, 2026	659	$245.11
[a]Starting with the 2023 awards, the vesting period was changed from 4 years to 3 years, which resulted in the 2022 and 2023 awards both vesting in February of 2026.
At September 30, 2026, there was $67 million of total unrecognized compensation expense related to nonvested retention awards, which is expected to be recognized over a weighted-average period of 1.3 years.
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
Changes in our performance stock unit awards during the nine months ended September 30, 2026, were as follows:

	Shares (thous.)	Weighted-average grant-date fair value
Nonvested at January 1, 2026	619	$222.68
Granted	336	251.45
Vested	(74)	199.73
Unearned	(96)	202.81
Forfeited	(31)	248.72
Nonvested at September 30, 2026	754	$239.21

At September 30, 2026, there was $23 million of total unrecognized compensation expense related to nonvested performance stock unit awards, which is expected to be recognized over a weighted-average period of 1.1 years. This expense is subject to achievement of the performance measures established for the performance stock unit grants.
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
The components of our net periodic pension benefit/cost were as follows:

	Three months ended September 30,		Nine months ended September 30,
Millions	2026	2025	2026	2025
Service cost	$9	$9	$27	$31
Interest cost	41	45	119	135
Expected return on plan assets	(56)	(60)	(168)	(181)
Amortization of actuarial loss	5	2	9	6
Net periodic pension (benefit)/cost	$(1)	$(4)	$(13)	$(9)
Cash contributions
For the nine months ended September 30, 2026, cash contributions totaled $0 to the qualified pension plans. Any contributions made during 2026 will be based on cash generated from operations and financial market considerations. Our policy with respect to funding the qualified pension plans is to fund at least the minimum required by law and not more than the maximum amount deductible for tax purposes. At September 30, 2026, we do not have minimum cash funding requirements for 2026.
6. Other Income
Other income included the following:

	Three months ended September 30,		Nine months ended September 30,
Millions	2026	2025	2026	2025
Real estate income	$73	$74	$229	$240
Interest income	26	12	57	42
Net periodic pension benefit/(costs)	10	13	40	40
Non-operating property environmental remediation and restoration	(18)	(6)	(37)	(18)
Other	4	3	2	(7)
Total	$95	$96	$291	$297

7. Income Taxes
In the second quarter of 2026, changes in state tax laws and other state tax matters resulted in a $27 million reduction of our deferred tax expense.
In the second quarter of 2025, the state of Kansas enacted corporate income tax legislation that resulted in a $115 million reduction of our deferred tax expense.
8. Earnings Per Share
The following table provides a reconciliation between basic and diluted earnings per share:

	Three months ended September 30,		Nine months ended September 30,
Millions, except per share amounts	2026	2025	2026	2025
Net income	$2,076	$1,788	$5,770	$5,290
Weighted-average number of shares outstanding:
Basic	593.7	592.4	593.4	595.8
Dilutive effect of stock options	0.4	0.2	0.2	0.3
Dilutive effect of retention awards	0.4	0.6	0.4	0.6
Diluted	594.5	593.2	594.0	596.7
Earnings per share - basic	$3.50	$3.02	$9.72	$8.88
Earnings per share - diluted	$3.49	$3.01	$9.71	$8.87
Stock options excluded as their inclusion would be anti-dilutive	-	1.0	0.9	0.9
9. Accumulated Other Comprehensive Income/Loss
Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Derivative instruments [a]	Total
Balance at July 1, 2026	$(428)	$(142)	$14	$(556)
Other comprehensive income/(loss) before reclassifications	3	15	-	18
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(1)	-	-	(1)
Net quarter-to-date other comprehensive income/(loss), net of taxes of ($0.5) million	2	15	-	17
Balance at September 30, 2026	$(426)	$(127)	$14	$(539)

Balance at July 1, 2025	$(497)	$(211)	$16	$(692)
Other comprehensive income/(loss) before reclassifications	1	21	-	22
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(2)	-	-	(2)
Net quarter-to-date other comprehensive income/(loss), net of taxes of $0.1 million	(1)	21	-	20
Balance at September 30, 2025	$(498)	$(190)	$16	$(672)
[a]Related to interest rate swaps from equity method investments.
[b]The defined benefit plans accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.

Reclassifications out of accumulated other comprehensive income/loss were as follows (net of tax):

Millions	Defined benefit plans	Foreign currency translation	Derivative instruments [a]	Total
Balance at January 1, 2026	$(427)	$(179)	$15	$(591)
Other comprehensive income/(loss) before reclassifications	-	52	-	52
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	1	-	(1)	-
Net year-to-date other comprehensive income/(loss), net of taxes of ($0.6) million	1	52	(1)	52
Balance at September 30, 2026	$(426)	$(127)	$14	$(539)

Balance at January 1, 2025	$(498)	$(241)	$16	$(723)
Other comprehensive income/(loss) before reclassifications	2	51	-	53
Amounts reclassified from accumulated other comprehensive income/(loss) [b]	(2)	-	-	(2)
Net year-to-date other comprehensive income/(loss), net of taxes of ($1.8) million	-	51	-	51
Balance at September 30, 2025	$(498)	$(190)	$16	$(672)
[a]Related to interest rate swaps from equity method investments.
[b]The accumulated other comprehensive income/loss reclassification components are 1) prior service cost/credit and 2) net actuarial loss, which are both included in the computation of net periodic pension benefit/cost. See Note 5 Retirement Plans for additional details.
10. Accounts Receivable
Accounts receivable include freight and other receivables reduced by an allowance for doubtful accounts. At September 30, 2026, and December 31, 2025, our accounts receivable were reduced by $9 million and $4 million, respectively. Receivables not expected to be collected in one year and the associated allowances are classified as other assets in our Condensed Consolidated Statements of Financial Position. At September 30, 2026, and December 31, 2025, receivables classified as other assets were reduced by allowances of $61 million and $64 million, respectively.
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
The amount recorded under the Receivables Facility was $0 at both September 30, 2026, and December 31, 2025. During the nine months ended September 30, 2026, we issued $0 and repaid $0 under the Receivables Facility. The Receivables Facility was supported by $1.8 billion and $1.5 billion of accounts receivable as collateral at September 30, 2026 and December 31, 2025, respectively, which, as a retained interest, is included in accounts receivable, net in our Condensed Consolidated Statements of Financial Position.
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
The costs of the Receivables Facility include interest, which will vary based on prevailing benchmark and commercial paper rates, program fees paid to participating banks, commercial paper issuance costs, and fees of participating banks for unused commitment availability. The costs of the Receivables Facility are included in interest expense and were $0.7 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, and $2.1 million and $2.6 million for the nine months ended September 30, 2026 and 2025, respectively.

11. Properties
The following tables list the major categories of property and equipment, as well as the weighted-average estimated useful life for each category (in years):

Millions, except estimated useful life As of September 30, 2026	Cost	Accumulated depreciation	Net book value	Estimated useful life
Land	$5,495	N/A	$5,495	N/A
Road:
Rail and other track material	20,040	8,150	11,890	43
Ties	13,106	4,448	8,658	34
Ballast	6,783	2,402	4,381	34
Other roadway [a]	25,103	6,390	18,713	47
Total road	65,032	21,390	43,642	N/A
Equipment:
Locomotives	10,278	3,853	6,425	17
Freight cars	3,116	1,173	1,943	22
Work equipment and other	1,397	585	812	17
Total equipment	14,791	5,611	9,180	N/A
Technology and other	1,451	733	718	12
Construction in progress	1,591	N/A	1,591	N/A
Total	$88,360	$27,734	$60,626	N/A

Millions, except estimated useful life As of December 31, 2025	Cost	Accumulated depreciation	Net book value	Estimated useful life
Land	$5,471	N/A	$5,471	N/A
Road:
Rail and other track material	19,747	7,936	11,811	45
Ties	12,779	4,305	8,474	34
Ballast	6,646	2,309	4,337	34
Other roadway [a]	24,610	6,080	18,530	47
Total road	63,782	20,630	43,152	N/A
Equipment:
Locomotives	9,926	3,813	6,113	18
Freight cars	3,080	1,107	1,973	23
Work equipment and other	1,318	540	778	17
Total equipment	14,324	5,460	8,864	N/A
Technology and other	1,414	669	745	12
Construction in progress	1,413	N/A	1,413	N/A
Total	$86,404	$26,759	$59,645	N/A
[a]Other roadway includes grading, bridges and tunnels, signals, buildings, and other road assets.

12. Accounts Payable and Other Current Liabilities

Millions	Sep. 30, 2026	Dec. 31, 2025
Income and other taxes payable	$1,218	$491
Accounts payable	1,038	804
Compensation-related accruals	639	642
Accrued casualty costs	298	278
Interest payable	244	375
Current operating lease liabilities	225	270
Equipment rents payable	106	102
Other	548	532
Total accounts payable and other current liabilities	$4,316	$3,494
13. Financial Instruments
Short-term investments – All of the Company's short-term investments consist of time deposits and government agency securities. These investments are considered Level 2 investments and are valued at amortized cost, which approximates fair value. As of September 30, 2026, and December 31, 2025, the Company had $875 million and $250 million of short-term investments, respectively. All short-term investments have a maturity of three to twelve months from the date of purchase and are classified as held-to-maturity.
Fair value of financial instruments – The fair value of our short- and long-term debt was estimated using a market value price model, which utilizes applicable U.S. Treasury rates along with current market quotes on comparable debt securities. All of the inputs used to determine the fair market value of the Corporation’s long-term debt are Level 2 inputs and obtained from an independent source. At September 30, 2026, the fair value of total debt was $22.8 billion, approximately $7.5 billion less than the carrying value. At December 31, 2025, the fair value of total debt was $26.5 billion, approximately $5.3 billion less than the carrying value. The fair value of the Corporation’s debt is a measure of its current value under present market conditions. The fair value of our cash equivalents approximates their carrying value due to the short-term maturities of these instruments.
Subsequent event – In October 2026, we entered into forward-starting swaps with a notional amount of $1.2 billion that qualify for hedge accounting. Changes in the fair value of these interest rate cash flow hedges will be recorded in AOCI until the hedged item affects earnings. We do not use derivative financial instruments for speculative purposes. We use forward-starting swaps to mitigate the risk of adverse movements in interest rates. This may limit future benefits from favorable interest rate movements.
14. Debt
Credit facilities – During the second quarter of 2026, we replaced our $2.0 billion revolving credit facility, which was scheduled to expire on May 20, 2027, with a new $2.0 billion facility that expires May 20, 2031 (the Facility). The Facility is based on substantially similar terms as those in the previous credit facility as described below. At September 30, 2026, we had $2.0 billion of credit available under our revolving credit facility (the Facility), which is designated for general corporate purposes and supports the issuance of commercial paper. During the nine months ended September 30, 2026, we issued $0 and repaid $0 through the Facility. As of September 30, 2026, we had $0 outstanding with the Facility. Commitment fees and interest rates payable under the Facility are similar to fees and rates available to comparably rated, investment-grade borrowers. The Facility allows for borrowings at floating rates based on Term Secured Overnight Financing Rate (SOFR), plus a spread, depending upon credit ratings for our senior unsecured debt. The Facility requires UPC to maintain an adjusted debt-to-EBITDA (earnings before interest, taxes, depreciation, and amortization) coverage ratio.
The definition of debt used for purposes of calculating the adjusted debt-to-EBITDA coverage ratio includes, among other things, certain credit arrangements, finance leases, guarantees, unfunded and vested pension benefits under Title IV of Employee Retirement Income Security Act of 1974 (ERISA), and unamortized debt discount and deferred debt issuance costs. At September 30, 2026, the Company was in compliance with the adjusted debt-to-EBITDA coverage ratio, which allows us to carry up to $51.3 billion of debt (as defined in the Facility), and we had $32.0 billion of debt (as defined in the Facility) outstanding at that date. The Facility does not include any other financial restrictions, credit rating triggers (other than rating-dependent pricing), or any other provision that could require us to post collateral. The Facility also includes a $300 million cross-default provision and a change-of-control provision.

During the nine months ended September 30, 2026, we issued $0 and repaid $0 of commercial paper. As of September 30, 2026, we had $0 of commercial paper outstanding. Our revolving credit facility supports our outstanding commercial paper balances, and, unless we change the terms of our commercial paper program, our aggregate issuance of commercial paper will not exceed the amount of borrowings available under the Facility.
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
During the nine months ended September 30, 2026, we did not issue any debt securities under this registration statement. At September 30, 2026, we had remaining authority from the Board of Directors to issue up to $20.0 billion of debt securities under our shelf registration.
Receivables securitization facility – As of both September 30, 2026, and December 31, 2025, we recorded $0 of borrowings under our Receivables Facility as secured debt. (See further discussion in the "Receivables Securitization Facility" section of Note 10).
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
In December 2019, we received a class action complaint under the Illinois Biometric Information Privacy Act, alleging violation due to the use of a finger scan system developed and managed by third parties, and seeking an unspecified amount of damages. On August 20, 2026, the United States District Court for the Northern District of Illinois certified the case to proceed as a class action, captioned as David Fleury, et al. v. Union Pacific Railroad Company. While we believe that we have strong defenses to the claims made in the complaint and will vigorously defend ourselves, there is no assurance regarding the ultimate outcome. The outcome of this litigation is inherently uncertain, and we cannot reasonably estimate any loss or range of loss that may arise from this matter.
Personal injury – The Federal Employers’ Liability Act (FELA) governs compensation for work-related accidents. Under FELA, damages are assessed based on a finding of fault through litigation or out-of-court settlements. We offer a comprehensive variety of services and rehabilitation programs for employees who are injured at work.
Because of the uncertainty surrounding the ultimate outcome of personal injury claims, it is reasonably possible that future costs to settle these claims may range from approximately $409 million to $457 million. We record an accrual at the low end of the range as no amount of loss within the range is more probable than any other. Estimates can vary over time due to evolving trends in litigation.
Our personal injury liability activity was as follows:

Millions, for the nine months ended September 30,	2026	2025
Beginning balance	$413	$379
Current year accruals	88	82
Changes in estimates for prior years	(11)	9
Payments	(81)	(81)
Ending balance at September 30,	$409	$389
Current portion, ending balance at September 30,	$92	$105

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
Our environmental liability activity was as follows:

Millions, for the nine months ended September 30,	2026	2025
Beginning balance	$259	$268
Accruals	78	44
Payments	(63)	(55)
Ending balance at September 30,	$274	$257
Current portion, ending balance at September 30,	$65	$66
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
16. Share Repurchase Programs
Effective April 1, 2025, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2028. As of September 30, 2026, we repurchased a total of 6.1 million shares of our common stock under the 2025 authorization. As part of the pending acquisition of Norfolk Southern described in Note 18, we paused our share repurchases.
Our previous authorization, which was effective April 1, 2022, through March 31, 2025, was approved by our Board of Directors for up to 100 million shares of common stock. We repurchased a total of 31.7 million shares of our common stock under the 2022 authorization.
The table below represents shares repurchased under repurchase programs in the nine months ended September 30, 2026 and 2025:

	Number of shares purchased		Average price paid [a]
	2026	2025	2026	2025
First quarter [b]	-	5,745,601	$-	$250.74
Second quarter [c]	-	6,111,558	-	205.06
Third quarter	-	-	-	-
Total	-	11,857,159	$-	$227.20
Remaining number of shares that may be repurchased under current authority				93,888,442
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
UPRR had $2.0 billion recognized as investments related to TTX in our Condensed Consolidated Statements of Financial Position as of both September 30, 2026, and December 31, 2025. TTX car hire expense of $118 million and $115 million for the three months ended September 30, 2026 and 2025, respectively, and $334 million and $336 million for the nine months ended September 30, 2026 and 2025, respectively, are included in equipment and other rents in our Condensed Consolidated Statements of Income. In addition, UPRR had accounts payable to TTX of $78 million and $72 million at September 30, 2026, and December 31, 2025, respectively.
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
Completion of the mergers is conditioned on the receipt of Surface Transportation Board (STB) approval and a number of other conditions before the mergers can be consummated, as described in the merger agreement. On December 19, 2025, Union Pacific and Norfolk Southern (applicants) submitted a joint application to the STB seeking approval of the mergers. On January 16, 2026, the STB issued a decision that the joint application was not accepted as complete. On April 30, 2026, the applicants filed a revised joint application. Effective May 28, 2026, the STB issued a decision accepting the revised application as complete while holding the proceedings in abeyance and requiring supplemental information to be provided by July 27, 2026. On July 7, 2026, the applicants provided the first portion of the supplemental information regarding questions surrounding certain entities that are each jointly owned by Union Pacific and other Class I railroads. On July 27, 2026, the applicants completed their responses to the STB request for additional information to support their accepted merger application. On August 18, 2026, the STB issued a decision to adopt a procedural schedule for consideration of the revised merger application and removed the proceeding from abeyance. On September 18, 2026, the STB issued a decision denying motions from several parties that requested the application be dismissed for failure to present a prima facie case.
Norfolk Southern's management and Board of Directors will continue to manage Norfolk Southern until the first effective time, pursuing its independent business plans and growth strategies. Subject to completion of the mergers, the acquisition is expected to be accounted for as a business combination using the acquisition method of accounting and is currently expected to be completed in the second half of 2027.
Union Pacific incurred the following acquisition-related expense associated with the merger agreement:

Millions, for the	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Acquisition-related expense
Compensation and benefits	$1	$-	$5	$-
Purchased services and materials	20	40	83	41
Other	1	1	5	1
Total acquisition-related expense [a]	$22	$41	$93	$42
[a]Certain acquisition-related costs are non-deductible for income tax purposes.
As of September 30, 2026, deferred share issuance costs of $13 million were recorded and will be recognized in paid-in-surplus upon completion of the mergers.
Both Union Pacific and Norfolk Southern may be required to pay the other a termination fee of $2.5 billion if the merger agreement is terminated under certain circumstances described in the merger agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
UNION PACIFIC CORPORATION AND SUBSIDIARY COMPANIES
RESULTS OF OPERATIONS
Three and nine months ended September 30, 2026, compared to
three and nine months ended September 30, 2025
For purposes of this report, unless the context otherwise requires, all references herein to "Union Pacific", “UPC”, “Corporation”, “Company”, “we”, “us”, and “our” shall mean Union Pacific Corporation and its subsidiaries, including Union Pacific Railroad Company, which we separately refer to as “UPRR” or the “Railroad”.
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
Critical accounting estimates
The preparation of these financial statements requires estimation and judgment that affect the reported amounts of revenues, expenses, assets, and liabilities. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. If these estimates differ materially from actual results, the impact on the Condensed Consolidated Financial Statements may be material. Our critical accounting estimates are available in Item 7 of our 2025 Annual Report on Form 10-K. During the first nine months of 2026, there have not been any significant changes with respect to our critical accounting estimates.
RESULTS OF OPERATIONS
Quarterly summary
The Company reported earnings of $3.49 per diluted share on net income of $2.1 billion and an operating ratio of 59.1% in the third quarter of 2026 compared to earnings of $3.01 per diluted share on net income of $1.8 billion and an operating ratio of 59.2% in the third quarter of 2025. Freight revenues increased 15% in the third quarter of 2026 compared to the third quarter of 2025 as higher fuel surcharge revenues, 6% volume growth, and core pricing gains more than offset the impact of unfavorable business mix (from higher intermodal carloads). Continued strong intermodal and grain and grain products shipments coupled with increased metals and minerals and energy and specialized market shipments more than offset declines in coal shipments.
Most of our key operating metric results improved in the third quarter of 2026 compared to 2025, even as carload volume increased 6%, reinforcing the importance of maintaining surge resources, operational execution, and the underlying fluidity of our network. Freight car velocity increased 1% and terminal dwell improved 2% compared to the third quarter of 2025. We optimized the transportation plan and leveraged capacity investments to handle 11% higher intermodal volume while effectively meeting increased grain and industrial products customer demand to improve system train length 2%. We demonstrated efficient utilization of our network resources in a growing demand environment by improving workforce productivity, while locomotive productivity was unchanged. Reflecting a comparison to our highest performance level in the last three years, both service performance index measures declined in the third quarter 2026 compared to one year ago, even as we continue delivering the service we sold our customers.
Operating expenses increased 15% compared to the third quarter of 2025 as locomotive fuel prices climbed to record levels amidst continued supply chain pressures, increasing average price per gallon 64% compared to last year. Volume-related costs, inflation, and higher depreciation also increased and were partially offset by productivity and lower acquisition-related expenses (see Note 18 to the Condensed Consolidated Financial Statements, Item 1). Operating income increased 15% to $2.9 billion, driven by top-line growth, while the operating ratio improved 0.1 points to 59.1% despite the headwind from higher fuel prices compared to the third quarter of 2025.

Operating revenues
	Three months ended September 30,			Nine months ended September 30,
Millions	2026	2025	Change	2026	2025	Change
Freight revenues	$6,813	$5,927	15%	$19,224	$17,461	10%
Other subsidiary revenues	201	172	17	570	547	4
Accessorial revenues	157	124	27	412	349	18
Other	26	21	24	72	68	6
Total	$7,197	$6,244	15%	$20,278	$18,425	10%
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
Freight revenues increased 15% in the third quarter of 2026 compared to the same period in 2025 driven by higher fuel surcharge revenues, 6% carload growth, and core pricing gains, which more than offset an unfavorable business mix (from an increase in shipments with lower ARC, such as intermodal). Higher intermodal shipments, which increased 11% in the third quarter compared to one year ago, combined with strong metals and minerals, energy and specialized markets, and grain and grain products shipments were partially offset by lower coal shipments. Year-to-date 2026 freight revenues increased 10% compared to 2025 due to higher fuel surcharge revenues, 3% volume growth, and core pricing gains, partially offset by business mix (from increased intermodal shipments). Higher grain and grain products, intermodal, metals and minerals, and industrial chemicals and plastics shipments more than offset lower coal and automotive shipments.
Each of our commodity groups includes revenues from fuel surcharges. Freight revenues from fuel surcharge programs increased to $1.2 billion in the third quarter of 2026 compared to $602 million in the same period of 2025 due to higher fuel prices and increased volume.
Other subsidiary revenues increased in the third quarter of 2026 compared to 2025 due to higher demand for shipments at our subsidiary that brokers intermodal and transload logistics services, partially offset by lower revenues from the sale of a portion of revenue-generating assets in late 2025 from our technology subsidiary. Additionally, in the year-to-date period, other subsidiary revenues were negatively impacted from the transfer of commuter operations to Metra. Accessorial revenues increased in the third quarter and year-to-date periods of 2026 compared to 2025 driven by higher container, intermodal accessorial, and demurrage revenues.

The following tables summarize the year-over-year changes in freight revenues, revenue carloads, and ARC by commodity type:

Freight revenues	Three months ended September 30,			Nine months ended September 30,
Millions	2026	2025	Change	2026	2025	Change
Grain & grain products	$1,085	$975	11%	$3,248	$2,889	12%
Fertilizer	234	227	3	687	638	8
Food & refrigerated	272	258	5	791	785	1
Coal & renewables	525	470	12	1,459	1,355	8
Bulk	2,116	1,930	10	6,185	5,667	9
Industrial chemicals & plastics	701	647	8	2,041	1,900	7
Metals & minerals	666	568	17	1,842	1,650	12
Forest products	371	327	13	1,045	988	6
Energy & specialized markets	771	652	18	2,158	1,950	11
Industrial	2,509	2,194	14	7,086	6,488	9
Automotive	671	604	11	1,934	1,817	6
Intermodal	1,517	1,199	27	4,019	3,489	15
Premium	2,188	1,803	21	5,953	5,306	12
Total	$6,813	$5,927	15%	$19,224	$17,461	10%

Revenue carloads	Three months ended September 30,			Nine months ended September 30,
Thousands	2026	2025	Change	2026	2025	Change
Grain & grain products	225	215	5%	710	645	10%
Fertilizer	55	58	(5)	161	162	(1)
Food & refrigerated	40	41	(2)	121	127	(5)
Coal & renewables	209	216	(3)	599	606	(1)
Bulk	529	530	-	1,591	1,540	3
Industrial chemicals & plastics	185	182	2	549	528	4
Metals & minerals	209	193	8	588	558	5
Forest products	54	52	4	156	155	1
Energy & specialized markets	158	147	7	459	439	5
Industrial	606	574	6	1,752	1,680	4
Automotive	202	199	2	595	603	(1)
Intermodal [a]	956	860	11	2,601	2,551	2
Premium	1,158	1,059	9	3,196	3,154	1
Total	2,293	2,163	6%	6,539	6,374	3%

Average revenue per car	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Grain & grain products	$4,837	$4,532	7%	$4,577	$4,478	2%
Fertilizer	4,256	3,875	10	4,267	3,929	9
Food & refrigerated	6,678	6,306	6	6,524	6,199	5
Coal & renewables	2,516	2,181	15	2,437	2,237	9
Bulk	4,004	3,641	10	3,889	3,680	6
Industrial chemicals & plastics	3,789	3,548	7	3,717	3,598	3
Metals & minerals	3,185	2,944	8	3,134	2,959	6
Forest products	6,911	6,315	9	6,706	6,363	5
Energy & specialized markets	4,857	4,462	9	4,695	4,445	6
Industrial	4,136	3,828	8	4,044	3,863	5
Automotive	3,324	3,027	10	3,251	3,011	8
Intermodal [a]	1,586	1,393	14	1,545	1,368	13
Premium	1,889	1,701	11	1,862	1,682	11
Average	$2,971	$2,740	8%	$2,940	$2,740	7%
[a]For intermodal shipments each container or trailer equals one carload.

Bulk – Bulk includes shipments of grain and grain products, fertilizer, food and refrigerated, and coal and renewables. Freight revenues from bulk shipments increased 10% in the third quarter of 2026 compared to 2025 driven by higher fuel surcharge revenues and core pricing gains on essentially flat volume. Lower wheat and soybean meal volume, lower coal shipments due to low natural gas prices and elevated plant inventories, and lower fertilizer shipments offset continued export grain strength in addition to higher renewable fuels, ethanol, and associated feedstock shipments. For the year-to-date periods of 2026 compared to 2025, freight revenues from bulk shipments increased 9% from higher fuel surcharge revenues, 3% volume growth from higher grain and grain product shipments, and core pricing gains, partially offset by business mix (from lower food and refrigerated carloads).
Industrial – Industrial includes shipments of industrial chemicals and plastics, metals and minerals, forest products, and energy and specialized markets. Freight revenues from industrial shipments increased in the third quarter and year-to-date of 2026 compared to 2025 due to increased volume, core pricing gains, and higher fuel surcharge revenues, partially offset by business mix (from higher plastics and rock shipments). While all industrial business teams contributed to the 6% volume increase for the third quarter of 2026 compared to 2025, increased domestic steel, construction project-related material, and plastics demand in addition to business development efforts for higher petroleum and lumber shipments primarily drove the growth. Year-to-date carloads improved 4% as increased demand for industrial chemicals and plastics and construction project-related materials coupled with business development efforts, more than offset reduced soda ash export shipments.
Premium – Premium includes shipments of finished automobiles, automotive parts, and merchandise in intermodal containers, both domestic and international. Premium freight revenues increased 21% and 12%, respectively, in the third quarter and year-to-date periods of 2026 compared to 2025 driven by higher fuel surcharge revenues, volume growth, and core pricing gains, partially offset by business mix (from higher intermodal shipments). In the third quarter of 2026, intermodal volume increased 11% with continued strong domestic intermodal growth driven by business development and reduced truck market capacity, as well as, higher international intermodal carloads due to improving U.S. West Coast import volume and business development efforts. In addition, automotive shipments improved 2% in the third quarter of 2026 due to higher auto parts shipments resulting from business development efforts. Year-to-date 2026 intermodal volume increased 2% compared to 2025 as a 13% increase in domestic intermodal shipments more than offset a 12% decline in international intermodal carloads as a result of elevated U.S. West Coast imports in the first half of 2025. Automotive shipments decreased 1% in the year-to-date periods of 2026 compared to 2025 from lower production as a result of weaker finished vehicle demand, which offset business development efforts.
Mexico business – Freight revenues from each of our commodity groups includes revenues from shipments to and from Mexico, which increased 9%, to $820 million, in the third quarter of 2026 driven by fuel surcharge revenues and 4% volume growth from increased intermodal, finished vehicles, and construction-related shipments, partially offset by lower grain and forest product shipments. For the year-to-date period of 2026, Mexico freight revenues increased 7% to $2.4 billion compared to 2025 driven by higher fuel surcharge revenues and volume growth. Increased intermodal, finished vehicles, and grain products shipments more than offset lower petroleum, auto parts, beverage, and metals shipments, resulting in 4% volume growth.

Operating expenses
	Three months ended September 30,			Nine months ended September 30,
Millions	2026	2025	Change	2026	2025	Change
Compensation and benefits	$1,264	1,214	4%	$3,731	$3,675	2%
Fuel	1,040	616	69	2,621	1,795	46
Purchased services and materials	746	683	9	2,128	1,956	9
Depreciation	643	618	4	1,914	1,841	4
Equipment and other rents	206	212	(3)	639	683	(6)
Other	355	352	1	1,081	1,030	5
Total	$4,254	$3,695	15%	$12,114	$10,980	10%
Operating expenses increased 15% compared to the third quarter of 2025 due to higher fuel prices, volume-related costs, inflation, and higher depreciation expense, which was partially offset by productivity and lower acquisition-related expenses (see Note 18 to the Condensed Consolidated Financial Statements, Item 1). For the year-to-date period of 2026, operating expenses increased 10% due to higher fuel prices, inflation, volume-related costs, depreciation, and acquisition-related expenses. These increases were partially offset by productivity and positively impacted by a $55 million crew staffing agreement ratification charge in 2025.

Compensation and benefits – Compensation and benefits include wages, payroll taxes, health and welfare costs, pension costs, and incentive costs. Compensation and benefits expense increased 4% and 2% for the third quarter and the year-to-date period of 2026 compared to 2025, respectively, as wage inflation, higher incentive compensation, and training costs were partially offset by lower employee levels. Additionally, the year-to-date comparison was positively impacted by a $55 million 2025 crew staffing agreement ratification charge.
Fuel – Fuel includes locomotive fuel and gasoline for highway and non-highway vehicles and heavy equipment as well as the associated taxes and transportation costs. Fuel expense increased in both the third quarter and year-to-date periods of 2026 compared to the same periods in 2025 driven by higher locomotive diesel fuel prices and increased gross ton-miles, partially offset by improvement in the fuel consumption rate (computed as gallons of fuel consumed divided by gross ton-miles in thousands), which improved 2% in both respective periods. Locomotive diesel fuel prices averaged $4.21 and $3.59 per gallon in the third quarter and year-to-date periods of 2026, respectively, compared to $2.56 and $2.49 per gallon in the corresponding respective periods of 2025.
Purchased services and materials – Expense for purchased services and materials includes the costs of services purchased from outside contractors and other service providers (including equipment maintenance and contract expense incurred by our subsidiaries for external transportation services); materials used to maintain the Railroad’s lines, structures, and equipment; costs of operating facilities jointly used by UPRR and other railroads; transportation and lodging for train crew employees; trucking and contracting costs for intermodal containers; leased automobile maintenance expense; and tools and supplies. Purchased services and materials increased 9% in the third quarter and year-to-date period of 2026 compared to 2025 driven by higher subsidiary and intermodal volume-related costs and inflation. For the third quarter of 2026, lower acquisition-related costs more than offset the increased costs associated with maintaining a higher active fleet. Year-to-date, increased acquisition-related costs contributed to a portion of the year-to-date expense increase.
Depreciation – The majority of depreciation expense relates to road property, including rail, ties, ballast, and other track material. Depreciation expense increased 4% for both the third quarter and year-to-date periods of 2026 compared to 2025 driven by a higher depreciable asset base.
Equipment and other rents – Equipment and other rents expense primarily includes rental expense that the Railroad pays for freight cars owned by other railroads or private companies; freight car, intermodal, and locomotive leases; and office and other rent expense, offset by equity income from certain equity method investments. Equipment and other rents expense decreased 3% and 6%, respectively, in the third quarter and year-to-date periods of 2026 compared to 2025 driven by lower operating equipment lease expense and lower car hire expense from shorter haul length and volume-related incentives. These declines were partially offset by increased demand in business (primarily intermodal and construction project-related materials) utilizing freight cars owned by others and favorable 2025 contract settlements. Year-to-date, improved cycle times also contributed to lower equipment and other rents expense, although it was partially offset by lower equity income compared to 2025.
Other – Other expense includes state and local taxes; freight, equipment, and property damage; utilities; insurance; personal injury; environmental remediation; employee travel; telephone and cellular; computer software; bad debt; and other general expenses. Other expense increased 1% and 5%, respectively, in the third quarter and year-to-date periods of 2026 compared to 2025 driven by higher environmental and destroyed equipment casualty costs and other general expenses, which were partially offset by lower personal injury costs, property tax expense, and bad debt expenses. The year-to-date period of 2026 was also impacted by higher damaged freight costs.

Non-operating items
	Three months ended September 30,			Nine months ended September 30,
Millions	2026	2025	Change	2026	2025	Change
Other income, net	$95	$96	(1)%	$291	$297	(2)%
Interest expense	(312)	(327)	(5)	(945)	(984)	(4)
Income tax expense	(650)	(530)	23	(1,740)	(1,468)	19
Other income, net – Other income decreased in both the third quarter and year-to-date periods of 2026 compared to 2025 driven by higher non-operating property environmental remediation costs and lower real estate income, partially offset by increased interest income. See Note 6 to the Condensed Consolidated Financial Statements, Item 1, for additional detail.

Interest expense – Interest expense decreased in both the third quarter and year-to-date periods of 2026 compared to 2025 due to lower weighted-average debt levels, partially offset by higher effective interest rates. The effective interest rate was 4.3% for the third quarter of 2026 and 4.2% for the year-to-date period of 2026 compared to 4.1% for both respective 2025 periods. The weighted-average debt levels were $30.3 billion and $32.2 billion for the third quarter of 2026 and 2025, respectively, and $30.8 billion and $32.2 billion for the nine month period of 2026 and 2025, respectively.
Income tax expense – Income tax expense increased 23% and 19%, respectively, in the third quarter and year-to-date periods of 2026 compared to 2025. The increase in income tax expense in both periods is driven by higher pre-tax income and lower deferred tax adjustments. In the year-to-date period of 2026, changes in state tax laws and other state tax matters in the second quarter resulted in a $27 million reduction in deferred tax expense. Comparatively, the year-to-date period of 2025 included a $115 million reduction in deferred tax expense in the second quarter from legislation enacted in the state of Kansas to modify the corporate income tax apportionment. Our effective tax rates were 23.8% and 22.9% for the third quarter of 2026 and 2025, respectively, and 23.2% and 21.7% for the nine month period of 2026 and 2025, respectively.
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
Railroad performance measures are included in the table below:

	Three months ended September 30,			Nine months ended September 30,
	2026	2025	Change	2026	2025	Change
Gross ton-miles (GTMs) (billions)	232.5	223.0	4%	678.3	656.1	3%
Revenue ton-miles (billions)	114.1	108.9	5	335.5	320.4	5
Freight car velocity (daily miles per car)	228	226	1	231	220	5
Average train speed (miles per hour) [a]	24.3	24.2	-	24.8	23.9	4
Average terminal dwell time (hours) [a]	19.9	20.4	(2)	19.8	21.3	(7)
Locomotive productivity (GTMs per horsepower day)	140	140	-	142	139	2
Train length (feet)	9,969	9,801	2	9,871	9,661	2
Intermodal service performance index (%)	92	98	(6) pts	95	97	(2) pts
Manifest service performance index (%)	93	100	(7) pts	95	98	(3) pts
Workforce productivity (car miles per employee)	1,219	1,165	5	1,186	1,126	5
Total employees (average)	28,540	28,871	(1)	28,658	29,576	(3)
Operating ratio (%)	59.1	59.2	(0.1) pts	59.7	59.6	0.1 pts
[a]As reported to the STB.
Gross and revenue ton-miles – Gross ton-miles are calculated by multiplying the weight of loaded and empty freight cars by the number of miles hauled. Revenue ton-miles are calculated by multiplying the weight of freight by the number of rate miles. Gross ton-miles increased 4% while revenue ton-miles increased 5% in the third quarter of 2026 compared to 2025 and corresponding carloads increased 6%. For the year-to-date period of 2026 compared to 2025, gross ton-miles increased 3% and revenue ton-miles increased 5% while corresponding carloads increased 3%. The variance in gross ton-miles, revenue ton-miles, and carloads was driven by changes in business mix. In the third quarter of 2026, business mix was impacted by higher intermodal shipments, which are generally lighter, while the year-to-date business mix was affected by higher grain shipments that are generally heavier.
Freight car velocity – Freight car velocity measures the average daily miles per car on our network. The two key drivers of this metric are the speed of the train between terminals (average train speed) and the time a rail car spends at the terminals (average terminal dwell time). Freight car velocity increased 1% and 5%, respectively, in the third quarter and year-to-date periods of 2026 compared to 2025 driven by reduced terminal dwell combined with improved train speed in both periods.

Locomotive productivity – Locomotive productivity is gross ton-miles per average daily locomotive horsepower available. In the third quarter of 2026, locomotive productivity remained consistent with 2025 as the active fleet increased 2% to support 4% higher gross ton-miles while maintaining network fluidity and asset efficiency. For the year-to-date period, locomotive productivity improved 2% compared to 2025, with a 1% smaller active fleet handling 3% more gross ton-miles.
Train length – Train length is the average maximum train length on a route measured in feet. Train length increased 2% in the third quarter and year-to-date periods of 2026 compared to 2025 due to train length improvement initiatives, including optimization of the transportation plan and mainline capacity investments, enabling us to efficiently handle increasing carload volume.
Service performance index (SPI) – SPI is a ratio of the service customers are currently receiving relative to the best monthly performance over the last three years. Measuring our performance relative to a historical benchmark demonstrates our focus on continuously improving service for our customers. Our SPI is calculated for intermodal and manifest products. For the third quarter and year-to-date periods of 2026, both SPI measures declined compared to the respective 2025 period as a result of a comparison against a higher benchmark standard. Intermodal SPI declined 6 points and 2 points, respectively, in the third quarter and year-to-date periods of 2026 compared to 2025 while manifest SPI declined 7 points and 3 points, respectively.
Workforce productivity – Workforce productivity is average daily car miles per employee. Workforce productivity improved 5% in the third quarter and year-to-date periods of 2026, respectively, compared to 2025. Lower employee levels, which declined 1% and 3%, respectively, combined with higher average daily car miles enabled the improvement. We continually align our active train, engine, and yard (TE&Y) workforce to meet customer demands while operating a fluid network.
Operating ratio – Operating ratio is our operating expenses reflected as a percentage of operating revenues. For the third quarter of 2026, our operating ratio of 59.1% improved 0.1 points as top-line growth from increased volume and core pricing gains, productivity, and lower acquisition-related costs offset the impact of higher fuel costs and inflation. The year-to-date 2026 operating ratio of 59.7% deteriorated 0.1 points as the impact of higher fuel prices, inflation, and acquisition-related expenses more than offset core pricing gains, productivity initiatives, and the positive comparison from the $55 million crew staffing agreement ratification charge in 2025.

Debt / net income
Millions, except ratios for the trailing twelve months ended [1]	Sep. 30, 2026	Dec. 31, 2025
Debt	$30,324	$31,814
Net income	7,618	7,138
Debt / net income	4.0	4.5

Adjusted debt / adjusted EBITDA
Millions, except ratios for the trailing twelve months ended [1]	Sep. 30, 2026	Dec. 31, 2025
Net income	$7,618	$7,138
Add:
Income tax expense	2,300	2,028
Depreciation	2,538	2,465
Interest expense	1,270	1,309
EBITDA	$13,726	$12,940
Adjustments:
Other income, net	(623)	(629)
Interest on operating lease liabilities [2]	33	40
Adjusted EBITDA (a)	$13,136	$12,351
Debt	$30,324	$31,814
Operating lease liabilities	788	1,008
Adjusted debt (b)	$31,112	$32,822
Adjusted debt / adjusted EBITDA (b/a)	2.4	2.7
[1]The trailing twelve months income statement information ended September 30, 2026, is recalculated by taking the twelve months ended December 31, 2025, subtracting the nine months ended September 30, 2025, and adding the nine months ended September 30, 2026.
[2]Represents the hypothetical interest expense we would incur (using the incremental borrowing rate) if the property under our operating leases were owned or accounted for as finance leases.
Adjusted debt (total debt plus operating lease liabilities plus after-tax unfunded pension and OPEB (other post-retirement benefit) obligations) to adjusted EBITDA (earnings before interest, taxes, depreciation, amortization, and adjustments for other income and interest on present value of operating leases) is considered a non-GAAP financial measure by SEC Regulation G and Item 10(e) of SEC Regulation S-K and may not be defined and calculated by other companies in the same manner. We believe this measure is important to management and investors in evaluating the Company’s ability to sustain given debt levels (including leases) with the cash generated from operations. In addition, a comparable measure is used by rating agencies when reviewing the Company’s credit rating. Adjusted debt to adjusted EBITDA should be considered in addition to, rather than as a substitute for, other information provided in accordance with GAAP. The most comparable GAAP measure is debt to net income ratio. The tables above provide reconciliations from net income to adjusted EBITDA, debt to adjusted debt, and debt to net income to adjusted debt to adjusted EBITDA. At September 30, 2026, and December 31, 2025, the incremental borrowing rate on operating leases was 4.2% and 4.0%, respectively. Pension and OPEB were funded at September 30, 2026, and December 31, 2025.
LIQUIDITY AND CAPITAL RESOURCES
Financial condition

Cash flows
Millions, for the nine months ended September 30,	2026	2025
Cash provided by operating activities	$8,302	$7,065
Cash used in investing activities	(3,456)	(2,791)
Cash used in financing activities	(3,908)	(4,472)
Net change in cash, cash equivalents, and restricted cash	$938	$(198)

Operating activities
Cash provided by operating activities increased 18% in the first nine months of 2026 compared to the same period of 2025 driven by lower income taxes paid and higher net income.
Investing activities
Cash used in investing activities increased 24% in the first nine months of 2026 compared to the same period of 2025 driven by net purchases and maturities of short-term investments.
The table below details cash capital investments:

Millions, for the nine months ended September 30,	2026	2025
Rail and other track material	$406	$395
Ties	453	447
Ballast	174	158
Other [a]	477	474
Total road infrastructure replacements	1,510	1,474
Line expansion and other capacity projects	212	184
Commercial facilities	142	251
Total capacity and commercial facilities	354	435
Locomotives and freight cars [b]	693	642
Technology and other	277	241
Total cash capital investments [c]	$2,834	$2,792
[a]Other includes bridges and tunnels, signals, other road assets, and road work equipment.
[b]Locomotives and freight cars include early lease buyouts of $320 million in 2026 and $311 million in 2025.
[c]Weather-related damages for the nine months ended September 30, 2026 and 2025, are immaterial.
See Note 18 of the Condensed Consolidated Financial Statements, Item 1, for the pending acquisition of Norfolk Southern.
Capital plan
In 2026, we expect our capital plan to be approximately $3.5 billion. We plan to continue to make investments to support our growth strategy, improve the safety, resiliency, and operational efficiency of the network, harden our infrastructure, and replace older assets, including modernization of our locomotive fleet and acquiring freight cars to support replacement and growth opportunities. In addition, the plan includes investments in growth-related projects to drive more carloads to the network and enhance productivity through technology. This includes terminal investments supporting our manifest network and intermodal ramps to efficiently handle new and existing customers, along with siding investments (extensions and new), and second mainline track projects. The capital plan may be revised if business conditions warrant or if laws or regulations affect our ability to generate sufficient returns on these investments.
Financing activities
Cash used in financing activities decreased 13% in the first nine months of 2026 compared to the same period of 2025 driven by the pause of our share repurchases as part of the pending acquisition of Norfolk Southern, partially offset by a decrease in debt issued.
See Note 14 of the Condensed Consolidated Financial Statements, Item 1, for a description of our financing arrangements, Note 16 of the Condensed Consolidated Financial Statements, Item 1, for a description of our share repurchase programs, and Note 18 of the Condensed Consolidated Financial Statements, Item 1, for the pending acquisition of Norfolk Southern.
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
The following table reconciles cash provided by operating activities (GAAP measure) to free cash flow (non-GAAP measure):

Millions, for the nine months ended September 30,	2026	2025
Cash provided by operating activities	$8,302	$7,065
Cash used in investing activities	(3,456)	(2,791)
Dividends paid	(2,484)	(2,418)
Free cash flow	$2,362	$1,856
The following table reconciles cash provided by operating activities (GAAP measure) to cash flow conversion rate (non-GAAP measure):

Millions, except percentages, for the nine months ended September 30,	2026	2025
Cash provided by operating activities	$8,302	$7,065
Cash used in capital investments	(2,834)	(2,792)
Total (a)	$5,468	$4,273
Net income (b)	$5,770	$5,290
Cash flow conversion rate (a/b)	95%	81%
Current liquidity status
We are continually evaluating our financial condition and liquidity. We analyze a wide range of economic scenarios and the impact on our ability to generate cash. These analyses inform our liquidity plans and activities outlined below and indicate we have sufficient borrowing capacity to sustain an extended period of lower volume.
During the nine months ended September 30, 2026, we generated $8.3 billion of cash provided by operating activities and paid our quarterly dividends. Our quarterly dividend increased from $1.38 per share to $1.42 per share in the third quarter of 2026. In the third quarter of 2025, we announced the pending acquisition of Norfolk Southern described in Note 18 of the Condensed Consolidated Financial Statements, Item 1, and paused our share repurchases. On September 30, 2026, we had $2.2 billion of cash and cash equivalents, $875 million of short-term investments, $2.0 billion of credit available under our revolving credit facility, and $600 million undrawn on the Receivables Facility. We have been, and we expect to continue to be, in compliance with our debt covenants.

We have contractual obligations that may affect our financial condition as described in the notes to the Condensed Consolidated Financial Statements and as referenced in the table below, as well as commitments related to the pending acquisition of Norfolk Southern, which are described in Note 18 of the Condensed Consolidated Financial Statements, Item 1, but not included in the table below. Based on our assessment of the underlying provisions and circumstances of our contractual obligations, other than the risks that we and other similarly situated companies face with respect to the condition of the capital markets, as of the date of this filing, there is no known trend, demand, commitment, event, or uncertainty that is reasonably likely to occur that would have a material adverse effect on our consolidated results of operations, financial condition, or liquidity. In addition, our commercial obligations, financings, and commitments described below are customary transactions that are like those of other comparable corporations, particularly within the transportation industry.
The following table identifies material contractual obligations as of September 30, 2026:

		Oct. 1, through Dec. 31, 2026	Payments Due by Dec. 31,
Millions	Total		2027	2028	2029	2030	After 2030
Debt [a]	$56,889	$189	$2,455	$2,402	$2,360	$1,816	$47,667
Purchase obligations [b]	1,949	150	576	470	427	302	24
Operating leases [c]	879	52	224	191	130	109	173
Other post-retirement benefits [d]	328	9	36	36	36	36	175
Finance lease obligations [e]	74	2	37	14	21	-	-
Total contractual obligations	$60,119	$402	$3,328	$3,113	$2,974	$2,263	$48,039
[a]Excludes finance lease obligations of $68 million as well as unamortized discount and deferred issuance costs of ($1,648) million. Includes an interest component of $24,985 million.
[b]Purchase obligations include locomotive maintenance contracts; purchase commitments for ties, ballast, and rail; and agreements to purchase other goods and services.
[c]Includes leases for locomotives, freight cars, other equipment, and real estate. Includes an interest component of $91 million.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we are involved in legal proceedings, claims, and litigation that occur in connection with our business. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information and, when necessary, we seek input from our third-party advisors when making these assessments. Consistent with SEC rules and requirements, we describe below material pending legal proceedings (other than ordinary routine litigation incidental to our business), material proceedings known to be contemplated by governmental authorities, other proceedings arising under federal, state, or local environmental laws and regulations (including governmental proceedings involving potential fines, penalties, or other monetary sanctions in excess of $1,000,000), and such other pending matters that we may determine to be appropriate. See also Note 15 to the Condensed Consolidated Financial Statements, Item 1 for additional information regarding legal proceedings, which is incorporated herein by reference.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of equity securities – The following table presents common stock repurchases during each month for the third quarter of 2026:

Period	Total number of shares purchased [a]	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program [b]	Maximum number of shares that may be purchased under current authority [c]
Jul. 1 through Jul. 31	355	$290.57	-	93,888,442
Aug. 1 through Aug. 31	1,337	300.62	-	93,888,442
Sep. 1 through Sep. 30	151	284.10	-	93,888,442
Total	1,843	$297.33	-	N/A
[a]Total number of shares purchased during the quarter includes 1,843 shares delivered or attested to UPC by employees to pay stock option exercise prices and satisfy tax withholding obligations for stock option exercises or vesting of retention awards.
[b]As part of the pending acquisition of Norfolk Southern described in Note 18 to the Condensed Consolidated Financial Statements, Item 1, we paused our share repurchases.
[c]Effective April 1, 2025, our Board of Directors authorized the repurchase of up to 100 million shares of our common stock by March 31, 2028.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit No.	Description

Filed with this Statement

10(a)	Union Pacific Corporation Key Employee Continuity Plan, as amended and restated effective as of September 24, 2026.

10(b)	Union Pacific Corporation Executive Incentive Plan, effective May 5, 2005, amended and restated effective September 24, 2026.

10(c)	Union Pacific Corporation 2021 Stock Incentive Plan, effective as of May 13, 2021, amended and restated September 24, 2026.

31(a)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - V. James Vena.

31(b)	Certifications Pursuant to Rule 13a-14(a), of the Exchange Act, as Adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Jennifer L. Hamann.

32	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - V. James Vena and Jennifer L. Hamann.

101
The following financial and related information from Union Pacific Corporation’s Quarterly Report on Form 10-Q for the period ended September 30, 2026 (filed with the SEC on October 22, 2026), formatted in Inline Extensible Business Reporting Language (iXBRL) includes (i) Condensed Consolidated Statements of Income for the periods ended September 30, 2026 and 2025, (ii) Condensed Consolidated Statements of Comprehensive Income for the periods ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Financial Position at September 30, 2026, and December 31, 2025, (iv) Condensed Consolidated Statements of Cash Flows for the periods ended September 30, 2026 and 2025, (v) Condensed Consolidated Statements of Changes in Common Shareholders’ Equity for the periods ended September 30, 2026 and 2025, and (vi) the Notes to the Condensed Consolidated Financial Statements.

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
Dated: October 22, 2026

UNION PACIFIC CORPORATION (Registrant)

By	/s/ Jennifer L. Hamann
Jennifer L. Hamann
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

By	/s/ Carrie J. Powers
Carrie J. Powers
Vice President, Controller, and
Chief Accounting Officer
(Principal Accounting Officer)